Form 10QSB
period 2002-03-31
TOGS FOR TYKES INC
filed 2002-05-20
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    ----------------

Commission File Number: 000-49620

                              Togs for Tykes, Inc.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                91-1868007
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

              1030 Wooster, Suite 4, Los Angeles, California 90035
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 273-6124
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2002 there were 5,532,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I.   FINANCIAL INFORMATION


                              TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                               March 31,
                                                                 2002
                                                             -------------
                                                              (unaudited)
                                     ASSETS

      TOTAL CURRENT ASSETS - Cash                            $     2,400
                                                             =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES
           Accounts payable                                  $       356
        Due to stockholder                                         6,718
                                                             -------------
      TOTAL CURRENT LIABILITIES                              $     7,074
                                                             -------------
      STOCKHOLDERS' EQUITY:
       Preferred stock, $0.001 par value;
          5,000,000 shares authorized;
          none issued and outstanding                                  -
       Common stock, $.001 par value;
          20,000,000 shares authorized;
          5,532,000 shares issued and
          outstanding                                              5,532
       Additional paid-in capital                                 28,268

        Deficit accumulated during the
         the development stage                                   (38,474)
                                                             -------------
      TOTAL STOCKHOLDERS' EQUITY                                  (4,674)
                                                             -------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                               $     2,400
                                                             =============

The accompanying notes are an integral part of the financial statements.

                               TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           For the Period
                                                                from
                                For The Three Months      September 26, 1997
                                  Ended March 31,          (inception) to
                              ------------------------         March 31,
                                 2002           2001            2002
                              ---------     ----------    ---------------
  REVENUE                     $       -     $        -    $             -

  ADMINISTRATIVE EXPENSES         5,428              -             38,474
                              ---------     ----------    ----------------
  NET LOSS                    $  (5,428)    $        -    $       (38,474)
                              =========     ==========    ===============
  NET LOSS PER COMMON SHARE
  - basic and diluted         $  (0.001)    $        -    $        (0.006)
                              =========     ==========    ===============
  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  - basic and diluted         5,532,000      1,032,000          5,532,000
                              =========     ==========    ===============






 The accompanying notes are an integral part of the financial statements.

                                TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage         Equity
                                   ---------   --------  ------------   -----------    ------------
  Balance, September 26, 1997              -    $     -    $       -     $       -       $         -

  Issuance of common stock
  for cash
   November 11, 1997 at $0.017       900,000        900       14,100             -           15,000
   November 24, 1997 at $0.017       132,000        132        2,068             -            2,200

  Net loss                                 -          -            -       (17,200)         (17,200)
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1997       1,032,000      1,032       16,168       (17,200)               -

  Net loss                                 -          -            -             -                -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1998       1,032,000      1,032       16,168       (17,200)               -

  Net loss                                 -          -            -             -                -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1999       1,032,000      1,032        16,168      (17,200)               -

  Net loss                                 -          -             -            -                -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 2000       1,032,000     1,032        16,168       (17,200)               -
  Issuance of shares for services
    June 30, 2001 at $0.003        4,500,000     4,500        10,500             -           15,000
  Net loss                                 -         -             -       (15,846)         (15,846)
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 2001       5,532,000     5,532        26,668       (33,046)            (846)

  Net loss                                 -         -            -         (5,428)          (5,428)
  Contribution by officer                  -         -         1,600             -            1,600
                                   ---------   --------  ------------   -----------    ------------
  Balance, March 31, 2002
   (unaudited)                     5,532,000     5,532        28,268       (38,474)          (4,674)
                                   =========   ========  ===========    ===========    ============


    The accompanying notes are an integral part of the financial statements.

                             TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Period
                                                                    from
                                    For Three Months Ended    September 26, 1997
                                           March 31,             (inception) to
                                   ------------------------         March 31,
                                      2002          2001             2002
                                   ---------     ----------     ---------------

   CASH FLOWS FROM OPERATING
    ACTIVITIES:
     Net loss                      $  (5,428)   $        -      $      (38,474)
     Adjustment to reconcile net
     loss to net cash used in
     operating activities:
         Shares issued for services        -             -              29,700
      Services contributed by
       Officer                         1,600             -               1,600
     Decrease in prepaid expenses      5,872
     Increase in accounts payable        356             -                 356
                                   ---------      ---------      -------------
   Net cash provided by (used in)
    operating activities               2,400             -              (6,818)
                                   ---------      ---------      -------------

   CASH FLOWS FROM FINANCING
    ACTIVITIES:
     Issuance of common
      stock for cash                       -              -              2,500
     Advances from stockholder             -              -              6,718
                                    ---------      ---------      -------------
    Net cash provided by financing
     activities                            -              -              9,218
                                    ---------      ---------      -------------
   Net change in cash
    and cash equivalents               2,400            -                2,400
                                    ---------       ---------     -------------
   Cash and cash equivalents
    - beginning of period                  -              -                  -
                                    ---------      ---------      -------------
   Cash and cash equivalents
    - ending of period              $  2,400       $      -       $      2,400
                                    =========      =========      =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $       -      $       -      $           -
                                   =========      =========      =============
   Income taxes paid               $       -      $       -      $           -
                                   =========      =========      =============






    The accompanying notes are an integral part of the financial statements.

                              TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (UNAUDITED)

   NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

               Nature of Operations
               --------------------
               Togs for Tykes, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on September 26, 1997. It is management's objective to seek a merger with an existing operating company.

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form10-KSB.

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company.

                              TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (UNAUDITED)


   NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Recent Accounting Pronouncements
               --------------------------------
               In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement was effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact on the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

               In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company adopted this statement on January 1, 2002 and the adoption had no material impact to the Company's financial position or results of operations.

                              TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (UNAUDITED)

NOTE 1 -      DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               Recent Accounting Pronouncements, continued
               -------------------------------------------
               In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

               In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002 and the adoption had no material impact to the Company's financial position or results of operations.


NOTE 2 -       RELATED PARTY TRANSACTION

               The Company neither owns nor leases any real or personal property. A stockholder of the Company provides office services without charge. Such costs are immaterial to the financial statement and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a business opportunity becomes available fo the Company, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a new business that has generated no revenues to date. We intend to design, source and market apparel primarily for children from infants to five years old. Our initial focus will be sales over the Internet. Our president, Becky Bauer, has experience in the fashion industry. She will provide most of the design services to us. We hope to become an online marketer of branded products for infants and toddlers through our proposed website. Our target market will be parents who look for quality, durability, and fashion innovation. We believe that in order to be successful in the children's wear business, we must continue to develop and improve quality, durability, and style. We believe these are the factors that have permitted certain retailers of children's apparel to gain market share in the branded children's wear industry. We propose to incorporate these themes into the design, sourcing and marketing of our proposed product line. We also believe that the name of our brand "Togs for Tykes" is unique and we have the potential to expand our brand recognition.

For the three month period ended March 31, 2002.
------------------------------------------------

Liquidity and Capital Resources. We had cash of $2,400 as at March 31, 2002. Our total assets were approximately $2,400 as at March 31, 2002. Our total current liabilities were approximately $7,074 as at March 31, 2002, all of which were represented by accounts payable of $356 and funds due to a stockholder of $6,718. At March 31, 2002, our liabilities exceeded our assets by $4,674.

Results of Operations.

Revenues. From our inception on September 26, 1997, through March 31, 2002, we had not realized any revenues. We hope to generate revenues in the next twelve months through the sale of our planned first line of clothing. However, we cannot guarantee that our first line will be completed or that we will earn any revenues within the next 12 months. We anticipate the majority of revenues will be earned via the Internet.

Operating Expenses. For the three months ended March 31, 2002, our total expenses were approximately $5,438 compared to $0 for the corresponding period in 2001. Our expenses from inception on September 26, 1997 to March 31, 2002 were $38,474. The expenses for the three months ended March 31, 2002 were represented by administrative expenses. For the three months ended March 31, 2002, we experienced a net loss of approximately $5,428 compared to a net loss of $0 for the corresponding period in 2001. Our net loss from our inception on September 26, 1997 to March 31, 2002 were $38,474.

Our Plan of Operation for the Next Twelve Months. We have not yet generated any revenues from operations. In our opinion, to effectuate our business plan in the next twelve months, the following events must occur:

As of May 15, 2002, we had $2,400 in cash resources. We believe that our current cash resources are sufficient to pay our operating expenses through July 2002. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Such factors will include those factors discussed in our "Risk Factor" section below in addition to the following factors:

o General Economic Conditions. We believe that when the economy suffers, discretionary spending suffers as well. In times of poor economic conditions, we will likely sell fewer products which will harm our ability to earn revenues. A lack of revenues will force us to use our resources more quickly than anticipated.

o Increased Operating Expenses. Our forecast is based on an estimate of our operating expenses. If we are forced to incur unforeseen legal fees, accounting fees, or other unexpected fees or if prices for raw materials rise more quickly than anticipated, our current resources may not be sufficient to cover such increased expenses.

o Delays in Production. If we are not able to bring our first product line to market as quickly as expected, our ability to earn revenue will be harmed. If we are unable to earn revenues, our current resources will be strained to cover any revenue shortfall.

There may be other unforeseen factors which affect our forecast. We will attempt to anticipate, as best as possible, such factors. Our plan of operation is materially dependent on our ability to complete the development of our website and raise additional capital to market our products by means of our proposed website. We believe that we will need approximately $10,000 to market our products. Within the next twelve months, we must complete the design of our first line of products and complete the development of our website. We believe we need approximately $12,000 to complete the design of our first line of products and the development of our website. We have hired a third party to complete the development of our website. We will need approximately $2,000 to complete the development of our website. We must also enter into arrangements with manufacturers to manufacture our planned product line. Finally, we must raise additional working capital either through the sale of our capital stock or through loans. There is no guarantee that we will be able to raise additional capital through the sale of our common stock. Moreover, there is no guarantee that we will be able to arrange for loans on favorable terms, or at all.

We will use our current cash resources to pay the following expenses: website development, legal and accounting and initial marketing expenses. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our proposed website development activities or to obtain funds through entering into arrangements with collaborative partners. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 4,500,000 shares of our common stock, which equals approximately 81.34% of our total issued and outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. If our officers and directors loan us operating capital, we will either execute promissory notes to repay the funds or issue stock to those officers and directors. We have not formulated specific repayment terms. We will negotiate the specific repayment terms and whether repayment will be in the form of stock when, and if, funds are advanced by any of our officers and directors.

In order to raise additional working capital, we plan on conducting a private placement of 1,000,000 shares of our common stock at a purchase price of $0.05 per share in transactions which we believe will satisfy the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of
Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, specifically the risks inherent in the development of electronic commerce. Our plan of operation is materially dependent on our ability to generate revenues. Any revenues generated will be used to expand our operations. There is no guaranty we will be able to generate significant revenues.

We are not currently conducting any research and development activities, other than the development of our website and the design of our first line of clothing. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Togs for Tykes, Inc.,
                                           a Nevada corporation



May 15, 2002                      By:      /s/ Becky Bauer
                                           -----------------------------------
                                           Becky Bauer

                                  Its:     Chief Executive Officer, President,
                                           Director