Form 10QSB
period 2002-06-30
TOGS FOR TYKES INC
filed 2002-08-14
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
              For the transition period from                  to
                                            ------------------ ----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 12, 2002 there were 5,532,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Item 1.  Financial Statements
-----------------------------



                              TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                June 30,
                                                                 2002
                                                             -------------
                                                              (unaudited)

                                     ASSETS

      TOTAL CURRENT ASSETS - Cash                            $      735
                                                             =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES
           Accounts payable                                  $    2,356
        Due to stockholder                                        6,718
                                                             -------------
      TOTAL CURRENT LIABILITIES                              $    9,074
                                                             -------------

      STOCKHOLDERS' EQUITY:
       Preferred stock, $0.001 par value;
          5,000,000 shares authorized;
          none issued and outstanding                                 -
       Common stock, $.001 par value;
          20,000,000 shares authorized;
          5,532,000 shares issued and
          outstanding                                              5,532
       Additional paid-in capital                                 29,868

        Deficit accumulated during the development stage         (43,739)
                                                             -------------

      TOTAL STOCKHOLDERS' EQUITY                                  (8,339)
                                                             -------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                               $       735
                                                             =============



    The accompanying notes are an integral part of the financial statements.

                               TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                              For The Three Months
                                 Ended June 30,
                              ------------------------
                                 2002           2001
                              ---------     ----------
  REVENUE                     $       -     $        -

  ADMINISTRATIVE EXPENSES         5,265              -
                              ---------     ----------

  NET LOSS                    $  (5,265)    $        -
                              =========     ==========

  NET LOSS PER COMMON SHARE
  - basic and diluted         $  (0.001)    $        -
                              =========     ==========

  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  - basic and diluted         5,532,000      1,032,000
                              =========     ==========





    The accompanying notes are an integral part of the financial statements.

                               TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             For the Period
                                                                  from
                                For The Six Months         September 26, 1997
                                  Ended June 30,               (inception) to
                              ------------------------           June 30,
                                 2002           2001              2002
                              ---------     ----------       ---------------
  REVENUE                     $       -     $        -       $             -

  ADMINISTRATIVE EXPENSES        10,693              -                43,739
                              ---------     ----------       ---------------

  NET LOSS                    $ (10,693)    $        -       $       (43,739)
                              =========     ==========       ===============

  NET LOSS PER COMMON SHARE
  - basic and diluted         $  (0.002)    $        -       $         (0.01)
                              =========     ==========       ===============

  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  - basic and diluted         5,532,000      1,032,000             1,999,132
                              =========     ==========       ===============



    The accompanying notes are an integral part of the financial statements.

                             TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                  --------------------    Paid In       Development    Stockholders
                                    Shares     Amount     Capital          Stage         Equity
                                  ----------   --------  -----------    -----------    ------------
  Balance, September 26, 1997             -    $     -   $        -     $        -     $         -

  Issuance of common stock
  for cash
   November 11, 1997 at $0.017      900,000        900       14,100              -          15,000
   November 24, 1997 at $0.017      132,000        132        2,068              -           2,200

  Net loss                                -          -            -        (17,200)        (17,200)
                                  ----------   --------  -----------    -----------    ------------
  Balance, December 31, 1997      1,032,000      1,032       16,168        (17,200)              -

  Net loss                                -          -            -              -               -
                                  ----------   --------  -----------    -----------    ------------
  Balance, December 31, 1998      1,032,000      1,032       16,168        (17,200)              -

  Net loss                                -          -            -              -               -
                                  ----------   --------  -----------    -----------    ------------
  Balance, December 31, 1999      1,032,000      1,032       16,168        (17,200)              -

  Net loss                                -          -            -              -               -
                                  ----------   --------  -----------    -----------    ------------

  Balance, December 31, 2000      1,032,000      1,032       16,168        (17,200)              -
  Issuance of shares for services
    June 30, 2001 at $0.003       4,500,000      4,500       10,500              -          15,000
  Net loss                                -          -            -        (15,846)        (15,846)
                                 -----------   --------  -----------    -----------    ------------
  Balance, December 31, 2001      5,532,000      5,532       26,668        (33,046)           (846)

  Net loss                                -          -            -         (10,693)        (10,693)
  Contribution by officer                 -          -       3,200            -              3,200
                                 -----------   --------  -----------    -----------    ------------
  Balance, June 30, 2002
   (unaudited)                     5,532,000     5,532       29,868        (43,739)         (8,339)
                                 ==========    ========  ===========    ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                              TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Period
                                                                     from
                                    For Six Months Ended      September 26, 1997
                                           June 30,             (inception) to
                                   ------------------------         June 30,
                                      2002          2001             2002
                                   ---------     ----------     ---------------

   CASH FLOWS FROM OPERATING
    ACTIVITIES:
     Net loss                     $ (10,693)     $       -      $       (43,739)
     Adjustment to reconcile net
     loss to net cash provided by
     operating activities:
         Shares issued for services       -              -               29,700
      Services contributed by
       Officer                        3,200              -                3,200
     Decrease in prepaid expenses     5,872              -                    -
     Increase in accounts payable     2,356              -                2,356
                                   ---------      ---------        -------------
   Net cash provided by (used in)
    operating activities                735              -               (8,483)
                                   ---------      ---------        -------------

   CASH FLOWS FROM FINANCING
    ACTIVITIES:
     Issuance of common
      stock for cash                      -              -                2,500
     Advances from stockholder            -              -                6,718
                                   ---------      ---------        -------------
    Net cash provided by financing
     activities                           -              -                9,218
                                   ---------      ---------        -------------
   Net change in cash
    and cash equivalents                  -              -                  735
                                   ---------      ---------        -------------

   Cash and cash equivalents
    - beginning of period                 -              -                    -
                                   ---------      ---------        -------------

   Cash and cash equivalents
    - end of period                $     735      $      -         $        735
                                   =========      =========        =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $      -       $      -         $          -
                                   =========      =========        =============
   Income taxes paid               $      -       $      -         $          -
                                   =========      =========        =============



    The accompanying notes are an integral part of the financial statements.

                              TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (UNAUDITED)

   NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

               Nature of Operations
               --------------------
               Togs for Tykes, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on September 26, 1997.It is management's objective to seek a merger with an existing operating company.

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB.

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company.

                              TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (UNAUDITED)


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

                              TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (UNAUDITED)

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


NOTE 2 -       RELATED PARTY TRANSACTION

               The Company neither owns nor leases any real or personal property. A stockholder of the Company provides office services without charge. Such costs are immaterial to the financial statement, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a business opportunity becomes available for the Company, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

We are a new business that has generated no revenues to date. We intend to design, source and market apparel primarily for children from infants to five years old. Our initial focus will be sales over the Internet. Our president, Becky Bauer, has experience in the fashion industry. She will provide most of the design services to us. We hope to become an online marketer of branded products for infants and toddlers through our website. Our target market will be parents who look for quality, durability, and fashion innovation. We believe that in order to be successful in the children's wear business, we must continue to develop and improve quality, durability, and style. We believe these are the factors that have permitted certain retailers of children's apparel to gain market share in the branded children's wear industry. We propose to incorporate these themes into the design, sourcing and marketing of our proposed product line. We also believe that the name of our brand "Togs for Tykes" is unique and we have the potential to expand our brand recognition.

For the six month period ended June 30, 2002.
---------------------------------------------

Liquidity and Capital Resources. We had cash of $735 at June 30, 2002, and that amount represented all of our total assets at June 30, 2002. Our total current liabilities were approximately $9,074 at June 30, 2002, all of which were represented by accounts payable of $2,356 and funds due to a stockholder of $6,718. At June 30, 2002, our liabilities exceeded our assets by $8,339.

Results of Operations.

Revenues. From our inception on September 26, 1997 through June 30, 2002, we had not realized any revenues. We hope to generate revenues in the next twelve months through the sale of our planned first line of clothing. However, we cannot guarantee that our first line will be completed or that we will earn any revenues within the next 12 months. We anticipate the majority of revenues will be earned via the Internet.

Operating Expenses. For the six months ended June 30, 2002, our total expenses were approximately $10,693 compared to total expenses of zero for the corresponding period in 2001. Our expenses from inception on September 26, 1997 to June 30, 2002 were $43,739. The expenses for the six months ended June 30, 2002 were represented solely by administrative expenses. For the six months ended June 30, 2002, we experienced a net loss of approximately $10,693 compared to a net loss of zero for the corresponding period in 2001. Our net loss from our inception on September 26, 1997 to June 30, 2002 was $43,739.

Our Plan of Operation for the Next Twelve Months. We have not yet generated any revenues from operations. In our opinion, to effectuate our business plan in the next twelve months, the following events must occur:

As of June 30, 2002, we had $735 in cash resources. We plan on raising additional operating funds through the sale of our common stock. If we are not able to raise additional funds, we plan on arranging for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all. Such factors will include those factors discussed in our "Risk Factor" section below in addition to the following factors:

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

There may be other unforeseen factors which affect our forecast. We will attempt to anticipate, as best as possible, such factors. Our plan of operation is materially dependent on our ability to complete the development of our website and raise additional capital to market our products by means of our proposed website. We believe that we will need approximately $10,000 to market our products. Within the next twelve months, we must complete the design of our first line of products and complete the development of our website. We believe we need approximately $12,000 to complete the design of our first line of products and the development of our website. We have hired a third party to complete the development of our website. We will need approximately $2,000 to complete the development of our website. We must also enter into arrangements with manufacturers to manufacture our planned product line. Finally, we must raise additional working capital either through the sale of our common stock or through loans. There is no guarantee that we will be able to raise additional capital through the sale of our common stock. Moreover, there is no guarantee that we will be able to arrange for loans on favorable terms, or at all.

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

We are not currently conducting any research and development activities, other than the development of our website and the design of our first line of clothing. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

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

                                            Togs for Tykes, Inc.,
                                            a Nevada corporation



August 12, 2002                        By:  /s/ Becky Bauer
                                            ------------------------------------
                                            Becky Bauer

                                       Its: Chief Executive Officer, President,
                                            Director

                                 CERTIFICATIONS

I, Becky Bauer, certify that:

     1. I have read this quarterly report on Form 10-QSB of Togs for Tykes, Inc.;

     2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

     (a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

     (b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 12, 2002                             /s/ Becky Bauer
                                                  -------------------------
                                                  Becky Bauer
                                                  Chief Executive Officer and
                                                  Chief Financial Officer