Form 10QSB/A
period 2002-06-30
TOGS FOR TYKES INC
filed 2002-08-14
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A








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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2002 there were 5,532,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

               In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

                                            Togs for Tykes, Inc.,
                                            a Nevada corporation



August 14, 2002                        By:  /s/ Becky Bauer
                                            ------------------------------------
                                            Becky Bauer

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

Date: August 14, 2002                             /s/ Becky Bauer
                                                  -------------------------
                                                  Becky Bauer
                                                  Chief Executive Officer and
                                                  Chief Financial Officer