Form 10QSB
period 2002-09-30
TOGS FOR TYKES INC
filed 2002-11-15
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 For the transition period from                to
                                             ----------------  -----------------

Commission File Number: 000-49620

                              Togs for Tykes, Inc.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               91-1868007
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              1030 Wooster, Suite 4, Los Angeles, California 90035
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 273-6124
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 14, 2002 there were 5,532,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Item 1.  Financial Statements


                              TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                              September 30,
                                                                  2002
                                                              -------------
                                                              (unaudited)

                                     ASSETS

      TOTAL CURRENT ASSETS - Cash                             $        699
                                                              =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
        Accounts payable                                      $       2,356
        Due to stockholder                                            8,718
                                                              -------------
      TOTAL CURRENT LIABILITIES                               $      11,074
                                                              -------------

      STOCKHOLDERS' EQUITY:
       Preferred stock, $0.001 par value;
          5,000,000 shares authorized;
          none issued and outstanding                                     -
       Common stock, $.001 par value;
          20,000,000 shares authorized;
          5,532,000 shares issued and
          outstanding                                                 5,532
       Additional paid-in capital                                    31,468

        Deficit accumulated during the development stage            (47,375)
                                                              -------------

      TOTAL STOCKHOLDERS' EQUITY                                    (10,375)
                                                              -------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                $         699
                                                              =============






The accompanying notes are an integral part of the financial statements.

                               TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      For The Three Months
                                      Ended September 30,
                                 -----------------------------
                                     2002             2001
                                 ------------     ------------
  REVENUE                        $          -     $          -

  ADMINISTRATIVE EXPENSES               3,636                -
                                 ------------     ------------

  NET LOSS                       $     (3,636)    $          -
                                 ============     ============

  NET LOSS PER COMMON SHARE
  - basic and diluted            $     (0.001)    $          -
                                 ============     ============

  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  - basic and diluted               5,532,000        5,532,000
                                 ============     ============





 The accompanying notes are an integral part of the financial statements.

                               TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            For the Period
                                                                 from
                                 For The Nine Months       September 26, 1997
                                 Ended September 30,        (inception) to
                              ------------------------       September 30,
                                 2002           2001            2002
                              -----------     ----------    ---------------
  REVENUE                     $         -     $        -    $             -

  ADMINISTRATIVE EXPENSES          14,329              -             47,375
                              -----------     ----------    ----------------

  NET LOSS                    $   (14,329)    $        -    $       (47,375)
                              ===========     ==========    ===============

  NET LOSS PER COMMON SHARE
  - basic and diluted         $    (0.003)    $        -    $        (0.02)
                              ===========     ==========    ===============

  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  - basic and diluted           5,532,000      1,864,264          2,180,913
                              ===========     ==========    ===============







The accompanying notes are an integral part of the financial statements.

                             TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock       Additional    During the        Total
                                   -------------------     Paid In      Development    Stockholders'
                                    Shares     Amount      Capital         Stage         Equity
                                   ---------   --------  ------------   -----------    ------------
  Balance, September 26, 1997              -   $      -  $         -    $         -    $          -

  Issuance of common stock
  for cash
   November 11, 1997 at $0.017       900,000        900       14,100              -          15,000
   November 24, 1997 at $0.017       132,000        132        2,068              -           2,200

  Net loss                                 -          -            -        (17,200)        (17,200)
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1997       1,032,000      1,032       16,168        (17,200)              -

  Net loss                                 -          -            -              -               -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1998       1,032,000      1,032       16,168        (17,200)              -

  Net loss                                 -          -            -              -               -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1999       1,032,000      1,032       16,168        (17,200)              -

  Net loss                                 -          -            -              -               -
                                   ---------   --------  ------------   -----------    ------------

  Balance, December 31, 2000       1,032,000      1,032       16,168        (17,200)              -
  Issuance of shares for services
    June 30, 2001 at $0.003        4,500,000      4,500       10,500              -          15,000
  Net loss                                 -          -            -        (15,846)        (15,846)
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 2001       5,532,000      5,532       26,668        (33,046)           (846)

  Net loss                                 -          -            -        (14,329)        (14,329)
  Contribution by officer                  -          -        4,800              -           4,800
                                   ---------   --------  ------------   -----------    ------------
  Balance, September 30, 2002
   (unaudited)                     5,532,000      5,532       31,468       (47,375)         (10,375)
                                  ==========   ========  -===========   ===========    ======-=====






    The accompanying notes are an integral part of the financial statements.

                             TOGS FOR TYKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Period
                                                                   from
                                    For Nine Months Ended    September 26, 1997
                                        September 30,          (inception) to
                                  -------------------------     September 30,
                                      2002          2001           2002
                                  ----------     ----------   ---------------

   CASH FLOWS FROM OPERATING
    ACTIVITIES:
     Net loss                     $  (14,329)    $        -     $     (47,375)
     Adjustment to reconcile net
     loss to net cash provided by
     (used in) operating activities:
         Shares issued for services        -              -            29,700
      Services contributed by
       Officer                         4,800              -             4,800
     Decrease in prepaid expenses      5,872              -                 -
     Increase in accounts payable      2,356              -             2,356
                                  ----------     ----------     -------------
   Net cash provided by (used in)
    operating activities              (1,301)             -           (10,519)
                                  ----------     ----------     -------------

   CASH FLOWS FROM FINANCING
    ACTIVITIES:
     Issuance of common
      stock for cash                       -              -             2,500
     Advances from stockholder         2,000              -             8,718
                                  ----------     ----------     -------------
    Net cash provided by financing
     activities                        2,000              -            11,218
                                  ----------     ----------     -------------
   Net change in cash
    and cash equivalents                   -              -               699
                                  ----------     ----------     -------------

   Cash and cash equivalents
    - beginning of period                  -              -                 -
                                  ----------     ----------     -------------

   Cash and cash equivalents
    - end of period               $      699     $        -     $         699
                                  =======-==     -=========     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                  $        -     $        -     $           -
                                  =======-==     -=========     =============
   Income taxes paid              $        -     $        -     $           -
                                  =======-==     -=========     =============





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

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB.

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

               In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Adoption of this statement did not have a material impact to the Company's financial position or results of operations.

               In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.



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

For the nine month period ended September 30, 2002.
---------------------------------------------------

Liquidity and Capital Resources. We had cash of $699 at September 30, 2002, and that amount represented all of our total assets as at September 30, 2002. Our total current liabilities were approximately $11,074 at September 30, 2002, all of which were represented by accounts payable of $2,356 and funds due to a stockholder of $8,718. At September 30, 2002, our liabilities exceeded our assets by $10,375.

Results of Operations.

Revenues. From our inception on September 26, 1997, through September 30, 2002, we had not realized any revenues. We hope to generate revenues in the next twelve months through the sale of our planned first line of clothing. However, we cannot guarantee that our first line will be completed or that we will earn any revenues within the next 12 months. We anticipate the majority of revenues will be earned via the Internet.

Operating Expenses. For the nine months ended September 30, 2002, our total expenses were approximately $5,236 compared to total expenses of zero for the corresponding period in 2001. Our expenses from inception on September 26, 1997 to September 30, 2002 were $48,975. The expenses for the nine months ended September 30, 2002 were represented solely by administrative expenses. For the nine months ended September 30, 2002, we experienced a net loss of approximately $15,929 compared to a net loss of zero for the corresponding period in 2001. Our net loss from our inception on September 26, 1997 to September 30, 2002 was $48,975.

Our Plan of Operation for the Next Twelve Months. We have not yet generated any revenues from operations. In our opinion, to effectuate our business plan in the next twelve months, the following events must occur:

As of September 30, 2002, we had $699 in cash resources. We plan on raising additional operating funds through the sale of our common stock. If we are not able to raise additional funds, we plan on arranging for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all. Such factors will include those factors discussed in our "Risk Factor" section below in addition to the following factors:

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


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

                                        Togs for Tykes, Inc.,
                                        a Nevada corporation



November 14, 2002             By:       /s/ Becky Bauer
                                        ------------------------------------
                                        Becky Bauer

                               Its:     Chief Executive Officer, President,
                                        Director

CERTIFICATIONS
--------------

 I, Becky Bauer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Togs for Tykes, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ Becky Bauer
----------------------
Becky Bauer
Chief Executive Officer

CERTIFICATIONS
--------------

I, Brook Messick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Togs for Tykes, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Brook Messick
----------------------
Brook Messick
Chief Financial Officer