Form 10KSB
period 2002-12-31
TOGS FOR TYKES INC
filed 2003-04-09
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934   For the fiscal year ended  December 31, 2002
                                         -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934   For the transition period from                to
                                                --------------    --------------

Commission File Number: 000-49620

                              Togs for Tykes, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                                91-1868007
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1030 Wooster, Suite 4, Los Angeles, California                            90035
------------------------------------------------------ ------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (714) 273.6124
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Act:


Title of each class registered:       Name of each exchange on which registered:
-------------------------------       ------------------------------------------

              None                                       None
              ----                                       ----

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 2, 2003, approximately $0.00.

As of April 2, 2003, there were 5,532,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes  ( )           No  (X)

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated in Nevada on September 26, 1997, as Aztec Ventures, Inc. Our original business was the sale of pay phone services. In June 2001, our management and business changed. On September 5, 2001, we amended our Articles of Incorporation to change our name to Togs for Tykes, Inc. We changed our name to Togs for Tykes, Inc., due to our new management's desire to shift our business focus to designing and marketing children's apparel.

Our Business. We had intended to engage in the business of designing, sourcing and marketing apparel primarily for children from infants to five years old, through sales conducted over the Internet. To date, we have not been successful in fully implementing our business plan due to lack of funds. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In that regard, in March 2003, we entered into negotiations regarding an acquisition of BioGentec Incorporated, a Nevada corporation ("BGC"), in order to merge it with and into our wholly-owned subsidiary, Togs for Tykes Acquisition Corporation, a Nevada corporation. We believe that the acquisition will increase the total value of the corporation to our investors.

BGC was incorporated on November 21, 2000 under the name St. Petka, Inc. BGC commenced operations doing business as Allergy Limited, and then changed its name in May, 2001 to BioGentec, Inc. At BGC's foundation are patent-protected biopharmaceutical technologies aimed at regulating Immunoglobulin Epsilon (IgE) levels and relieving symptoms of atopic allergies and asthma. BGC's initial technologies have been tested in double blind clinical studies and have been proven to reduce the symptoms of various allergies, including rhinitis, which is more commonly known as hay fever. The technologies are based on Cyanocobalamin
(B12), which has an excellent safety record and is non-sedative. BGC named its proprietary formula IGENEX.

During the upcoming fiscal year, BGC intends to begin clinical phase III trials designed to allow it to receive FDA approval to market the foundation technologies as Over the Counter (OTC) medications for the treatment of specific allergic diseases. It also plans to pursue the purchase, development and clinical trials of additional technologies that will allow expansion of product lines. BGC intends to focus its research on markets for menopausal treatments, antioxidants immune modulators and cholesterol lowering products.

BGC intends to expend a significant portion of its future income on research and development related to its foundation products and the products it intends to buy from other companies, and hopes to capitalize on the products and technologies it owns and develop through establishing licensing agreements with other businesses and by marketing its products to consumers through subsidiaries.

BGC has secured the rights and ownership of U.S. Patent No. 5,135,918, which was issued in 1992. The patent is titled: "Method for Decreasing Raegenic Antibody
(IgE) Levels". This patent covers medical treatments of allergies with the use of Cyanocobalamin (B12). A second patent owned by BGC, U.S. Patent No. 6,255,294, was issued July 3, 2001. The patent is titled "Cyanocobalamin (vitamin B12) treatment in allergic disease."

BGC is the exclusive assignee of the patents. This assignment / purchase agreement allows BGC to commercialize the process and market products based on the patented proprietary technology. The 1992 patent covers the various analogs of B12 used to provide relief from allergy and asthma symptoms. This first US patent expires in 2009. The second US patent will expire in 2018.

Should we complete the acquisition of BGC, we will adopt BGC's business and operations, and file a report to describe that acquisition, including a description of our target markets and marketing strategy, growth strategy, effect of government regulations, our competitive environment, and intellectual property.

Our Research and Development. We are not currently conducting any research and development activities except for the discussions surrounding our proposed acquisition. Other than this acquisition, we do not anticipate conducting any other such activities in the near future.

Employees.  As of April 2, 2003, we had no employees, other than our officers.

Facilities. Our executive, administrative and operating offices are approximately 200 square feet and are located at 1030 Wooster, Suite 4, Los Angeles, California, 90035. Becky Bauer, our president and a member of our Board of Directors, currently provides office space to us at no charge. We do not have a written lease agreement with Ms. Bauer and we believe that she does not expect to be reimbursed for providing office space.

Item 2.  Description of Property.
---------------------------------

Property held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

======================================== ================================
               Property                         December 31, 2002
---------------------------------------- --------------------------------
Cash and equivalents                                  $663
---------------------------------------- --------------------------------
Property and equipment, net                            $0
======================================== ================================

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities. Our executive, administrative and operating offices are located at 1030 Wooster, Suite 4, Los Angeles, California, 90035. Becky Bauer, our president and a member of our Board of Directors, currently provides office space to us at no charge. We do not have a written lease agreement with Ms. Bauer and we believe that she does not expect to be reimbursed for providing office space.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is twenty-nine (29).

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. On December 26, 2001, our Board of Directors authorized a forward split of 3 to 1.

We are authorized to issue 20,000,000 shares of $.001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2002, 5,532,000 shares of our common stock were issued and outstanding. We are also authorized to issue 5,000,000 shares of $.001 par value preferred stock, none of which is issued and outstanding.

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "TTYK". This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock. As of March 31, 2003, our stock has not been traded on this market.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

Liquidity and Capital Resources. Our only assets at December 31, 2002 were represented by cash of $663. At December 31, 2001, our total assets were also $663. At December 31, 2002, our total liabilities $17,137 were represented by $6,419 in accounts payable, and $10,718 due to a stockholder. The funds were used for working capital. The funds bear no interest and the former shareholder has agreed to accept repayment if and when funds are available for repayment. At December 31, 2002, our liabilities exceeded our assets by $16,474.

Operating Expenses. For the year ended December 31, 2002, our operating expenses were $22,028 compared to the year ended December 31, 2001 when our operating expenses were $15,846. During the year ended December 31, 2002, our expenses increased to $22,028 due to expenses related to our status as a reporting company. From our inception on September 26, 1997, to December 31, 2002, our operating expenses have been $55,074.

Results of Operations. For the fiscal years ended December 31, 2002, and December 31, 2001 we did not realize any revenues from operations. Our net loss from our inception on September 26, 1997 to December 31, 2002 was $55,074. Our net loss for the year ended December 31, 2002 was $22,028 compared to our net loss of $15,846 for the year ended December 31, 2001. We do not know when we will begin realizing revenues, if ever. We are attempting to raise the necessary funding to complete the design of our first line of clothing but have not been able to secure such funding.

Our Plan of Operation for the Next Twelve Months. As of April 2, 2003, we had $663 in cash resources. During the next several weeks, we hope to complete the transaction to acquire BGC as described herein. We cannot guaranty that we will acquire BGC or any other third party, or that in the event that we acquire BGC, this acquisition will increase the value of our common stock.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

If we are not able to complete the acquisition of BGC as described, we anticipate that we may need to raise additional capital to continue operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses, although we cannot that guaranty that our officers will pay those expenses.

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. We do not anticipate hiring additional employees or independent contractors unless we are able to expand our current operations. We are focusing our efforts on completing the acquisition of BGC. We do not anticipate that we will purchase or sell any significant equipment.

Item 7.  Financial Statements

The financial statements required by Item 7 are presented in the following order:



                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001









                                    CONTENTS

                                                                           Page


Independent Auditors' Report                                                 1

Financial Statements:
  Balance Sheet                                                              2
  Statements of Operations                                                   3
  Statements of Stockholders' Deficit                                        4
  Statements of Cash Flows                                                   5
  Notes to Financial Statements                                            6-11

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Togs for Tykes, Inc.
Los Angeles, California


We have audited the accompanying balance sheet of Togs for Tykes, Inc. (A Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the two year period then ended and for the period from September 26, 1997 (inception) to December 31, 2002. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Togs for Tykes, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the two year period then ended and for the period from September 26, 1997 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 19, 2003

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        BALANCE SHEET - DECEMBER 31, 2002



                                     ASSETS
Current assets -
  Cash                                                                             $         663
                                                                                   =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                             $       6,419
  Due to stockholder                                                  10,718
                                                               -------------

          Total current liabilities                                                $      17,137

Stockholders' deficit:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized, none issued                                    $           -
  Common stock, $0.001 par value; 20,000,000 shares
    authorized; 5,532,000 shares issued and outstanding                5,532
  Additional paid-in-capital                                          33,068
  Deficit accumulated during the development stage                   (55,074)
                                                               -------------

          Total stockholders' deficit                                                    (16,474)
                                                                                   -------------

                                                                                   $         663




The accompanying notes form an integral part of these financial statements.

                                  TOGS FOR TYKES, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                                STATEMENTS OF OPERATIONS

                                                                                       Period from
                                                                                   September 26, 1997
                                                     Year ended December 31,         (inception) to
                                                       2002            2001         December 31, 2002
                                                 -------------     -------------   -------------------
Revenue                                          $           -     $           -     $             -

General, selling and administrative expenses            22,028            15,846              55,074
                                                 -------------     -------------     ---------------

Loss before taxes                                      (22,028)          (15,846)            (55,074)

Provision for income taxes                                   -                 -                 -
                                                 -------------     -------------     ---------------

Net loss                                         $     (22,028)    $     (15,846)    $       (55,074)
                                                 =============     =============     ===============

Net loss per common share - basic and diluted    $           -     $       (0.01)    $         (0.02)
                                                 =============     =============     ===============

Weighted average number of common shares
  outstanding - basic and diluted                    5,532,000         2,788,734           2,341,746
                                                 =============     =============     ===============




The accompanying notes form an integral part of these financial statements.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                             Deficit
                                                                                           accumulated
                                                Common stock              Additional          during             Total
                                                ------------               paid-in          development      stockholders'
                                             Shares        Amount          capital            stage            deficit
                                             ------        ------          -------            -----            -------
Balance at September 26, 1997                       -  $            -   $             -   $             -  $            -
Issuance of shares for cash and
 services:
  November 11, 1997 at $0.017                 900,000             900            14,100                 -          15,000
  November 24, 1997 at $0.017                 132,000             132             2,068                 -           2,200

Net loss                                            -               -                 -           (17,200)        (17,200)
                                       --------------  --------------   ---------------   ---------------  --------------

Balance at December 31, 1997                1,032,000           1,032            16,168           (17,200)              -

Net loss                                            -               -                 -                 -               -
                                       --------------  --------------   ---------------   ---------------  --------------

Balance at December 31, 1998                1,032,000           1,032            16,168           (17,200)              -

Net loss                                            -               -                 -                 -               -
                                       --------------  --------------   ---------------   ---------------  --------------

Balance at December 31, 1999                1,032,000           1,032            16,168           (17,200)              -

Net loss                                            -               -                 -                 -               -
                                       --------------  --------------   ---------------   ---------------  --------------

Balance at December 31, 2000                1,032,000           1,032            16,168           (17,200)              -

Issuance of shares for services
  June 30, 2001 at $0.003                   4,500,000           4,500            10,500                 -          15,000

Net loss                                            -               -                 -           (15,846)        (15,846)
                                       --------------  --------------   ---------------   ---------------  --------------

Balance at December 31, 2001                5,532,000           5,532            26,668           (33,046)           (846)

Contribution of services by
  officer                                           -               -             6,400                 -           6,400

Net loss                                            -               -                 -           (22,028)        (22,028)
                                       --------------  --------------   ---------------   ---------------  --------------

Balance at December 31, 2002                5,532,000  $        5,532   $        33,068   $       (55,074) $      (16,474)
                                       ==============  ==============   ===============   ===============  ==============




The accompanying notes form an integral part of these financial statements.

                                                    TOGS FOR TYKES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF CASH FLOWS

                                                                                                       Period from
                                                                                                    September 26, 1997
                                                                    Year ended December 31,          (inception) to
                                                                     2002            2001           December 31, 2002
                                                                -------------     -------------      ---------------
Cash flows provided by (used for) operating activities:
  Net loss                                                      $     (22,028)    $     (15,846)     $       (55,074)

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Shares issued for services                                            -            15,000               29,700
      Services contributed by officer                                   6,400                 -                6,400
      (Increase) decrease in prepaid expenses                           5,872            (5,872)                   -
      Increase in accounts payable                                      6,419                 -                6,419
                                                                -------------     -------------      ---------------

          Net cash used in operating activities                        (3,337)           (6,718)             (12,555)
                                                                -------------     -------------      ---------------

Cash flows provided by financing activities:
  Advances from stockholder                                             4,000             6,718               10,718
  Issuance of common stock for cash                                         -                 -                2,500
                                                                -------------     -------------      ---------------

          Net cash provided by financing activities                     4,000             6,718               13,218
                                                                -------------     -------------      ---------------

Net increase in cash and cash equivalents                                 663                 -                  663
Cash and cash equivalents, beginning of period                              -                 -                    -
                                                                -------------     -------------      ---------------

Cash and cash equivalents, end of period                        $         663     $           -      $           663
                                                                =============     =============      ===============

Supplemental disclosure of cash flow information:
  Interest                                                      $           -     $           -      $             -
                                                                =============     =============      ===============
  Income taxes                                                  $           -     $           -      $             -
                                                                =============     =============      ===============




The accompanying notes form an integral part of these financial statements.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)      Summary of Significant Accounting Policies:

         Nature of Operations:

                  Togs for Tykes, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on September 26, 1997. In 2001, the Board of Directors approved the change of the Company's name from Aztec Ventures, Inc. to Togs for Tykes, Inc. Management was developing a business plan to design and market children's clothing. Management plans to seek a merger candidate that has ongoing business operations.

         Basis of Presentation:

                   The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management plans to abandon its business model for the designing, sourcing and marketing apparel primarily for children from infants to five years old. Management plans to seek a merger candidate that has ongoing business operations. In that regard, in March 2003, management entered into negotiations regarding an acquisition of BioGentec Incorporated, a Nevada corporation ("BGC"), in order to merge it with and into its wholly owned subsidiary, Togs for Tykes Acquisition Corporation, a Nevada corporation.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)      Summary of Significant Accounting Policies, Continued:

         Use of Estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents:

                  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Loss Per Share:

                  In accordance with SFAS No. 128, "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company has no potentially dilutive securities.

         Comprehensive Income:

                  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002 and 2001, the Company has no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the consolidated financial statements.

         New Accounting Pronouncements:

                  In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact on the Company's financial position or results of operations as the Company has not participated in such activities covered under this pronouncement after the effective date.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001




(1)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

                  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption of this statement had no effect to the Company's financial position or results of operations.

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

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement had no effect to the Company's financial position or results of operations.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

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

                  In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



(1)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

                  In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


(2)      Related Party Transactions:

         Office and Administrative Expenses

         The Company neither owns nor leases any real or personal property. A stockholder provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001




(2)      Related Party Transactions, Continued:

         Due to Stockholder

         A stockholder of the Company has advanced non-interest bearing funds for the Company to use for financing short-term working capital.


(3)      Stockholders' Equity:

         The aggregate number of stock that the Company has authority to issue is 25,000,000 shares, of which 20,000,000 shares shall be common stock at a par value of $0.001 and 5,000,000 shares shall be preferred stock at a par value of $0.001.

         The Board of Directors shall have the authority from time to time to divide the preferred shares into series and to fix by resolution the voting powers, designation, preferences, and relative participating, and other special rights, qualifications, limitations or restrictions of the shares of any series established. As December 31, 2001, the Board of Directors has not established any series of preferred shares.

         On November 11, 1997, the Company sold 900,000 shares of the Company's common stock, which was valued at $15,000, to the officers and directors for $300. In connection with this sale the Company recognized a compensation expense of $14,700. Also, during November 1997, the Company completed a private placement selling 132,000 shares of the Company's common stock for $2,200.

         In June 2001, the Company issued 4,500,000 shares of its common stock, which was valued at $15,000, to officers and directors for services. In connection with this issuance the Company recognized compensation expense of $15,000.

         In December 2001, the Board of Directors authorized a stock split of the Company's common stock 3:1, thus increasing the number of issued and outstanding shares of the Company's common stock from 1,844,000 to 5,532,000. All applicable share and per share data presented have been adjusted for the stock split.

Item 8.  Changes in and Disagreements with Accountants.
------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors.

The following table sets forth information regarding our executive officers and directors as well as other key members of our management.

======================== =============== =====================================
Name                          Age        Position
------------------------ --------------- -------------------------------------
Becky Bauer                    36        President and a Director
------------------------ --------------- -------------------------------------
Brook Messick                  33        Secretary, Treasurer and a Director
======================== =============== =====================================

Becky Bauer. Ms. Bauer has been our president and one of our directors since June 2001. Ms. Bauer has over 12 years of experience in the retail and fashion industry and has been involved in all facets of production from inception of design to selling the finished product at trade shows and in house sales. From 1995 to 1997, Ms. Bauer worked as a sales associate for Nordstrom department store in Costa Mesa, California. From 1997 to 2000, Ms. Bauer worked as a store manager and sales representative for Tommy Hilfiger in Beverly Hills, California. Beginning in 1999 and ending in 2000, Ms. Bauer worked for Comptoir Sud Pacifique in Beverly Hills, California. From 2000 to the present, Ms. Bauer has worked as a store manager Liz Lange Maternity in Beverly Hills, California. Ms. Bauer attended Platt College of Graphic Design where she earned an Associate of Arts degree in 1996 with an emphasis on fashion design. Ms. Bauer is not an officer or a director of any reporting company.

Brook Messick. Ms. Messick has been our secretary, treasurer and one of our directors since June 2001. From 1994 to 1996, Ms. Messick worked as a sales consultant for Epicuren in Mission Viejo, California. From 1996 to 1997, Ms. Messick worked as a sales consultant for Eddie Bauer department store. From 1997 to 1998, Ms. Messick worked for Mr. Plant. From 1998 to 2000, Ms. Messick worked for On the Border. From 2000 to present, Ms. Messick has worked for Liz Lange Maternity in Beverly Hills, California. Ms. Messick is not an officer or a director of any reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us for the year ended payable to our President and our other executive officers during the year ending December 31, 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

===================================== ======== ============ ============== ===================== =====================
Name and Principal Position            Year      Annual       Bonus ($)        Other Annual           All Other
                                               Salary ($)                    Compensation ($)        Compensation
------------------------------------- -------- ------------ -------------- --------------------- ---------------------
Becky Bauer, President, Director
                                       2002       None          None               None                  None
------------------------------------- -------- ------------ -------------- --------------------- ---------------------
Brook Messick, Secretary,
Treasurer, Director                    2002       None          None               None                  None
===================================== ======== ============ ============== ===================== =====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Compensation of Officers. As of April 2, 2003, our officers have received no compensation for their services provided to us.

Employment Contracts. We do not anticipate that we will enter into any employment contracts with any of our employees.

Stock Option Plan. We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners. Other than directors and officers, there are no beneficial owners of 5% or more of our issued and outstanding common stock.

Security Ownership by Management. The following table specifies the number of shares of common stock owned by our officers and directors.

===================== ====================================== ====================================== ========================
Title of Class            Name of Beneficial Owner               Amount of Beneficial Owner             Percent of Class

--------------------- -------------------------------------- -------------------------------------- ------------------------
Common Stock          Becky Bauer, president, secretary,               3,000,000 shares                      54.23%
                      director
--------------------- -------------------------------------- -------------------------------------- ------------------------
Common Stock          Brook Messick, secretary, treasurer,             1,500,000 shares                      27.11%
                      director
--------------------- -------------------------------------- -------------------------------------- ------------------------
Common Stock                                                   All directors and named executive             81.34%
                                                                      officers as a group
===================== ====================================== ====================================== ========================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Conflicts Related to Other Business Activities. The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. Specifically, Becky Bauer, our president and a member of our board of directors, and Brook Messick, our secretary and a member of our board of directors, both work at Liz Lange Maternity. Their responsibilities to Liz Lange Maternity may interfere with their responsibilities to us as they may be forced to spend less time on our business if they are required to devote more time to Liz Lange Maternity.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions. There have been no related party transactions, except for the following:

Becky Bauer, our president and a member of our board of directors, currently provides office space to us at no charge. We do not have a written lease agreement with Ms. Bauer. We do not believe that she will require that we reimburse her for providing office space.

Brook Messick, our corporate secretary and a member of our board of directors, has agreed to provide storage facilities for our initial inventory. We do not believe we will enter into a written lease agreement with Ms. Messick. Moreover, we do not believe that Ms. Messick will require us to reimburse her for providing storage facilities.

As of April 2, 2003, a former shareholder we owed $10,718 which was lent to us to use as working capital. The funds bear no interest and the stockholder has agreed to accept repayment if and when funds are available for repayment.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions in prospectus where required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o    obtain disinterested directors' consent; and
     o    obtain shareholder consent where required.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1               Articles of Incorporation*

3.2               Certificate of Amendment to Articles of Incorporation*

3.3               Bylaws*

* Included in the registration statement on Form 10-SB filed on February 28, 2002.

(b) Reports on Form 8-K
------------------------
             No reports on Form 8-K were filed during the period covered by this annual report on Form 10-KSB.


Item 14. Controls and Procedures.
---------------------------------

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

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Cypress, California, on April 2, 2003.

                                  Togs for Tykes, Inc.
                                  a Nevada corporation


                                  By:      /s/ Becky Bauer
                                           ------------------------------------
                                           Becky Bauer
                                  Its:     principal executive officer
                                           president and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Becky Bauer                                    April 2, 2003
         --------------------------------------------
         Becky Bauer
Its:     principal executive officer
         president and a director


By:      /s/ Brook Messick                                  April 2, 2003
         --------------------------------------------
         Brook Messick
Its:     secretary, treasurer and a director

CERTIFICATIONS
--------------

I, Becky Bauer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Togs for Tykes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 2, 2003



/s/ Becky Bauer
-----------------------
Becky Bauer
Chief Executive Officer

CERTIFICATIONS
--------------

I, Brook Messick, certify that:

1. I have reviewed this annual report on Form 10-KSB of Togs for Tykes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 2, 2003



/s/ Brook Messick
-----------------------
Brook Messick
Chief Financial Officer