Form 10KSB/A
period 2002-12-31
TOGS FOR TYKES INC
filed 2003-05-02
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                   FORM 10-KSB






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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As ofApril 30, 2003, approximately $0.00.

As of April 30, 2003, there were 5,532,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Employees.  As of April 30, 2003, we had no employees, other than our officers.

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

Our Plan of Operation for the Next Twelve Months. As of April 30, 2003, we had $663 in cash resources. During the next several weeks, we hope to complete the transaction to acquire BGC as described herein. We cannot guaranty that we will acquire BGC or any other third party, or that in the event that we acquire BGC, this acquisition will increase the value of our common stock.

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

Compensation of Officers. As of April 30, 2003, our officers have received no compensation for their services provided to us.

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

As of April 30, 2003, a former shareholder we owed $10,718 which was lent to us to use as working capital. The funds bear no interest and the stockholder has agreed to accept repayment if and when funds are available for repayment.

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


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1               Articles of Incorporation*

3.2               Certificate of Amendment to Articles of Incorporation*

3.3               Bylaws*

99.1              Section 906 Certification by Chief Executive Officer

99.2              Section 906 Certification by Chief Financial Officer



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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Cypress, California, on April 30, 2003.

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



By:      /s/ Becky Bauer                                   April 30, 2003
         --------------------------------------------
         Becky Bauer
Its:     principal executive officer
         president and a director


By:      /s/ Brook Messick                                 April 30, 2003
         --------------------------------------------
         Brook Messick
Its:     secretary, treasurer and a director

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



Date: April 30, 2003



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


Date: April 30, 2003



/s/ Brook Messick
-----------------------
Brook Messick
Chief Financial Officer