Form 10QSB
period 2003-03-31
TOGS FOR TYKES INC
filed 2003-05-20
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                        For the transition period from           to
                                                      -----------  -------------

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

                   1030 Wooster, Suite 4, Los Angeles, California 90035
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (714) 273-6124
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2003, there were 5,532,000 shares of the issuer's $.001 par value common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS
------------------------------

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   BALANCE SHEET - MARCH 31, 2003 (UNAUDITED)

                                    ASSETS
                                    ------
Current assets -
    cash                                                                                   $             2,176
                                                                                           ====================


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
    Accounts payable                                                    $            4,814
    Due to stockholder                                                              17,461
                                                                        -------------------


                                                                                           $            22,275

Stockholders' deficit
    Preferred stock, $0.001 par value, 5,000,000 shares authorized;
       no shares issued or outstanding                                                   -
    Common stock, $0.001 par value, 20,000,000 shares authorized;
       5,532,000 issued and outstanding                                              5,532
    Additional paid-in capital                                                      33,968
    Deficit accumulated during the development stage                               (59,599)
                                                                        -------------------


         Total stockholders' deficit                                                                   (20,099)
                                                                                           --------------------


                                                                                           $             2,176
                                                                                           ====================


The accompanying notes form an integral part of these financial statements.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                              Period from
                                                        Three months ended March 31,         September 26, 1997
                                                   ----------------------------------------  (inception) to
                                                          2003                 2002          March 31, 2003
                                                   -------------------- ------------------- ------------------

Revenue                                            $                 -  $                -  $               -

General, selling and administrative expenses                     4,525               5,428             59,599
                                                   -------------------- ------------------- ------------------

Loss before provision for income taxes                          (4,525)             (5,428)           (59,599)

Provision for income taxes                                           -                   -                  -
                                                   -------------------- ------------------- ------------------

Net loss                                           $            (4,525) $           (5,428) $         (59,599)
                                                   ==================== =================== ==================


Net loss available to common stockholders per common share - basic and diluted:

    Loss per common share                          $            (0.001) $           (0.001) $          (0.023)
                                                   ==================== =================== ==================

    Weighted average common shares
      outstanding - basic and diluted                        5,532,000           5,532,000          2,569,256
                                                   ==================== =================== ==================




The accompanying notes form an integral part of these financial statements.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                Deficit
                                                                              accumulated
                                          Common stock          Additional      during            Total
                                    --------------------------   paid-in      development     stockholders'
                                       Shares       Amount       capital         stage           deficit
                                    ------------- ------------  -----------  -------------- -------------------
Balance at September 26, 1997                  -  $         -   $        -   $           -  $                -
   date of incorporation

Issuance of shares for cash and
   services (November 11, 1997
   at $0.017)                            900,000          900       14,100               -              15,000

Issuance of shares for cash and
   services (November 24, 1997
   at $0.017)                            132,000          132        2,068               -               2,200

Net loss                                       -            -            -         (17,200)            (17,200)
                                    ------------- ------------  -----------  -------------- -------------------

Balance at December 31, 1997           1,032,000        1,032       16,168         (17,200)                  -

Net loss                                       -            -            -               -                   -
                                    ------------- ------------  -----------  -------------- -------------------

Balance at December 31, 1998           1,032,000        1,032       16,168         (17,200)                  -

Net loss                                       -            -            -               -                   -
                                    ------------- ------------  -----------  -------------- -------------------

Balance at December 31, 1999           1,032,000        1,032       16,168         (17,200)                  -

Net loss                                       -            -            -               -                   -
                                    ------------- ------------  -----------  -------------- -------------------

Balance at December 31, 2000           1,032,000        1,032       16,168         (17,200)                  -

Issuance of shares for services
   (June 30, 2001 at $0.003)           4,500,000        4,500       10,500                              15,000

Net loss                                       -            -            -         (15,846)            (15,846)
                                    ------------- ------------  -----------  -------------- -------------------

Balance at December 31, 2001           5,532,000        5,532       26,668         (33,046)               (846)

Contribution of services by officer            -            -        6,400               -               6,400

Net loss                                       -            -            -         (22,028)            (22,028)
                                    ------------- ------------  -----------  -------------- -------------------

Balance at December 31, 2002           5,532,000        5,532       33,068         (55,074)            (16,474)

Contribution of services by officer
(unaudited)                                    -            -          900               -                 900

Net loss (unaudited)                                                                (4,525)             (4,525)
                                    ------------- ------------  -----------  -------------- -------------------

Balance at March 31, 2003 (unaudited)  5,532,000  $     5,532   $   33,968   $     (59,599) $          (20,099)
                                    ============= ============  ===========  ============== ===================



The accompanying notes form an integral part of these financial statements.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                              For the
                                                                                                            period from
                                                                 For the                For the            March 15, 2001
                                                             three months ended    three months ended      (inception) to
                                                              March 31, 2003        March 31, 2002         March 31, 2003
                                                           ---------------------  --------------------  ---------------------
Cash flows provided by (used for) operating activities:
   Net loss                                                $             (4,525)  $            (5,428)  $            (59,599)

   Adjustments to reconcile net loss to net cash
     used for operating activities:
       Non-cash issuance of common stock for services                         -                     -                 29,700
       Services contributed by Officer                                      900                 1,600                  7,300

       (Increase) decrease in prepaid expenses                                -                 5,872                      -
       Increase (decrease) in accounts payable                           (1,605)                  356                  4,814
                                                           ---------------------  --------------------  ---------------------

           Net cash provided by (used for) operating activities          (5,230)                2,400                (17,785)
                                                           ---------------------  --------------------  ---------------------

Cash flows provided by financing activities:
   Issuance of common stock for cash                                          -                     -                  2,500
   Advances from stockholder                                              6,743                     -                 17,461
                                                           ---------------------  --------------------  ---------------------

             Net cash provided by financing activities                    6,743                     -                 19,961
                                                           ---------------------  --------------------  ---------------------

Net increase in cash                                                      1,513                 2,400                  2,176
Cash, beginning of period                                                   663                     -                      -
                                                           ---------------------  --------------------  ---------------------

Cash, end of period                                        $              2,176   $             2,400   $              2,176
                                                           =====================  ====================  =====================

Supplemental disclosure of cash flow information:
   Income taxes paid                                       $                  -   $                 -   $                  -
                                                           =====================  ====================  =====================
   Interest paid                                           $                  -   $                 -   $                  -
                                                           =====================  ====================  =====================



The accompanying notes form an integral part of these financial statements.

                              TOGS FOR TYKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     FOR THE PERIOD FROM SEPTEMBER 26, 1997
        (INCEPTION) TO MARCH 31, 2003 AND 2002 AND THE THREE MONTHS ENDED
                            MARCH 31, 2003 AND 2002


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

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the three months ended March 31, 2003 and 2002 include all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB/A, filed with the Securities and Exchange Commission on May 2, 2003 for the year ended December 31, 2002.

         BASIC AND DILUTED LOSS PER SHARE:

                In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income
                (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2003, the Company did not have any equity or debt instruments outstanding that can be converted into common stock
                (unaudited).

(2)      RELATED PARTY TRANSACTIONS:

         The Company neither owns nor leases any real or personal property. A stockholder provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

ITEM 2.  PLAN OF OPERATIONS
---------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Registration Statement on Form SB-2 for the period from inception to December 31, 2002.

We are a new business that has generated no revenues to date. We intended to design, source and market apparel primarily for children from infants to five years old. Due to our lack of funding, we have been seeking a merger candidate that has ongoing business operations. If we are able to consummate a merger, we plan to abandon our business model for the designing, sourcing and marketing apparel primarily for children from infants to five years old.

In that regard, in March 2003, we entered into a definitive agreement with BioGentec Incorporated, a Nevada corporation ("BGC"), in order to merge it with and into our wholly owned subsidiary, Togs for Tykes Acquisition Corporation, a Nevada corporation. The agreement provides for several conditions to closing, which we hope will be satisfied in the next month. We cannot guarantee that those conditions will be satisfied or that this transaction with BGC will close.

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $2,176 at March 31, 2003, and that amount represented all of our total assets as at March 31, 2003. Our total current liabilities were $22,275 at March 31, 2003, which was represented by accounts payable of $4,814 and funds due to a stockholder of $17,461. At March 31, 2003, our liabilities exceeded our assets by $20,099.

RESULTS OF OPERATIONS.

REVENUES. From our inception on September 26, 1997, through March 31, 2003, we have not realized any revenues.

OPERATING EXPENSES. For the three months ended March 31, 2003, our total expenses were $4,525 compared to total expenses of $5,428 for the corresponding period in 2002. Our expenses from inception on September 26, 1997 to March 31, 2003 were $59,599. The expenses for the three months ended March 31, 2003 were represented solely by general and administrative expenses. For the three months ended March 31, 2003, we experienced a net loss of $4,525 compared to a net loss of 5,428 for the corresponding period in 2002. Our net loss from our inception on September 26, 1997 to March 31, 2003 was $59,599.

Our Plan of Operation for the Next Twelve Months. Due to our lack of funding, we have been seeking a merger candidate that has ongoing business operations. If we are able to consummate a merger, we plan to abandon our business model for the designing, sourcing and marketing apparel primarily for children from infants to five years old.

In that regard, in March 2003, we entered into a definitive agreement with BioGentec Incorporated, a Nevada corporation ("BGC"), in order to merge it with and into our wholly owned subsidiary, Togs for Tykes Acquisition Corporation, a Nevada corporation. The agreement provides for several conditions to closing, which we hope will be satisfied in the next month. We cannot guarantee that those conditions will be satisfied or that this transaction with BGC will close.

As of March 31, 2003, we had $2,176 in cash resources. We plan on raising additional operating funds through the sale of our common stock. If we are not able to raise additional funds, we plan on arranging for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

Our inability to access the capital markets or obtain acceptable financing could harm our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our proposed website development activities or to obtain funds through entering into arrangements with collaborative partners. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 4,500,000 shares of our common stock, which equals approximately 81.34% of our total issued and outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. If our officers and directors loan us operating capital, we will either execute promissory notes to repay the funds or issue stock to those officers and directors. We have not formulated specific repayment terms. We will negotiate the specific repayment terms and whether repayment will be in the form of stock when, and if, funds are advanced by any of our officers and directors.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

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

                                            Togs for Tykes, Inc.,
                                            a Nevada corporation



May 20, 2003                       By:      /s/  Becky Bauer
                                            ----------------------------------
                                            Becky Bauer

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

Date: May 20, 2003


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

          a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003



/s/ Brook Messick
----------------------
Brook Messick
Chief Financial Officer