Form 10QSB
period 2003-06-30
BIOGENTECH CORP
filed 2003-08-27
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                to
                                              ----------------  ----------------

Commission File Number: 000-49620

                                Biogentech Corp.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                91-1868007
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   2445 McCabe Way, Suite 150, Irvine, California 92614
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (949) 757-0001
                                 --------------
                           (Issuer's Telephone Number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                    No      X
     ------                 ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 25, 2003 there were 8,532,000* shares of the issuer's $.001 par value common stock issued and outstanding.

*Represents stock issued and outstanding in Biogentech Corp., the reporting issuer. The attached financial statements reflect a total of 20,864,708 shares issued and outstanding as of June 30, 2003. That will be the number of shares issued and outstanding when the Biogentech Corp. stock is issued to the Biogentec Incorporated shareholders in exchange for their Biogentec Incorporated stock. Also 4,500,000 shares of Biogentch Corp's common stock will be cancelled as part of the reverse acquisition. An internal review of Biogentec Incorporated's shareholder register and related supporting documents was undertaken concurrently with the merger, prior to passing such records to the transfer agent for the issuance of the exchanged shares. The review project is complete and the stock register will be forwarded to the transfer agent for processing.

PART 1            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS -- The financial statements included in this filing are the historical financial statements of BioGentec Incorporated, the accounting acquirer in the reverse merger with the acquisition subsidiary of BioGentech Corp. (formerly Togs for Tykes, Inc.). The reverse merger was not consummated until July 2, 2003 but as Biogentec Incorporated was deemed the accounting acquirer, and as allowed under statement of financial accounting standards number 141("SFAS 141"), the company designated for accounting purposes a date of convenience for the closing of June 30, 2003. (See footnote 1 for further explanation.)

                         BioGentech Corp. and Subsidiary
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30, 2003       March 31, 2003
                                                                                    (Unaudited)
                               ASSETS
 CURRENT ASSETS
     CASH                                                                           $    10,858          $     2,290
     RESTRICTED CASH                                                                          -              100,000
     INVENTORY                                                                            5,903                6,000
     OTHER ASSETS                                                                           545                3,486
                                                                                    -----------          ----------
TOTAL CURRENT ASSETS                                                                     17,306              111,776

  PROPERTY AND EQUIPMENT, NET                                                            79,382               57,425
  WEBSITE DEVELOPMENT COST, NET                                                          12,650               14,900
  PATENTS, NET                                                                        3,850,000            3,850,000
  DEPOSIT                                                                                40,000               40,000
                                                                                    -----------          -----------
TOTAL ASSETS                                                                        $ 3,999,338          $ 4,074,101
                                                                                    ===========          ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          $   452,466          $   357,074
     DUE TO RELATED PARTIES                                                             597,133              298,162
                                                                                    -----------          -----------
TOTAL CURRENT LIABILITIES                                                             1,049,599              655,236
                                                                                    -----------          -----------

     COMMON STOCK - $.001 par value
      50,000,000 shares authorized, 20,864,708 and                                       20,865               19,733
19,732,708 issued and
outstanding , respectively

     ADDITIONAL PAID IN CAPITAL                                                       7,004,913            6,906,045
     DEFERRED COMPENSATION                                                             (112,000)            (196,000)
     DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                (3,964,039)          (3,310,913)
                                                                                    -----------          -----------

TOTAL STOCKHOLDERS' EQUITY                                                            2,949,739            3,418,865
                                                                                    -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 3,999,338          $ 4,074,101
                                                                                    ===========          ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements

                         BIOGENTECH CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (a Development Stage Company)

                                                                                            Cumulative from
                                                                                              inception
                                                                                             through June
                                                         Three months ended June 30,           30, 2003
                                                        ----------------------------           -----------
                                                          2003               2002
                                                        ----------        ----------

NET SALES                                               $    1,687        $      117          $     2,134
COST OF SALES                                                  439             6,447                16,879
                                                        ----------        ----------          -----------
GROSS PROFIT (LOSS)                                          1,248            (6,330)             (14,745)
                                                        ----------        ----------
OPERATING EXPENSES
      DEPRECIATION & AMORTIZATION                            5,249             5,117               49,445
     GENERAL AND ADMINISTRATIVE  EXPENSES                  642,176           742,167            3,613,827
                                                        ----------        ----------          -----------

TOTAL OPERATING EXPENSES                                   647,425           747,284            3,663,272
                                                        ----------        ----------          -----------
LOSS FROM OPERATIONS                                      (646,177)         (753,614)          (3,678,017)
OTHER INCOME (EXPENSE)
      INTEREST EXPENSE                                      (6,949)          (31,030)            (286,022)
                                                        ----------        ----------          -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (653,126)         (784,644)          (3,964,039)

PROVISION FOR INCOME TAXES                                       -                 -                    -
                                                        ----------        ----------          -----------
NET LOSS                                                $ (653,126)       $ (784,644)         $(3,964,039)
                                                        ==========        ==========          ===========

LOSS PER COMMON SHARE - BASIC AND DILUTED               $    (0.03)       $    (0.05)              $(0.23)
                                                        ==========        ==========         =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                19,817,875        16,978,933           17,394,862
                                                        ==========        ==========         =============
OUTSTANDING


               The accompanying notes are an integral part of the
                        consolidated financial statements

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                  Deficit
                                                                                               accumulated       Total
                                   Common stock              Additional                         during the    stockholders'
                          ------------------------------      paid-in           Deferred       development      equity
                             Shares           Amount          capital         compensation        stage        (deficit)
                          -------------    -------------    -------------    -------------    -------------   ------------
Balance at inception
(November 21, 2000)                   -    $           -    $           -                -                -   $          -

Issuance of founder's
shares in exchange
  for property and
equipment                    16,300,000           16,300               -                 -                -         16,300
Issuance of common
stock for cash -
November 2000 @ $1.00            30,000               30           29,970                -                -         30,000
Issuance of common
stock for cash -
December 2000 @ $1.00            15,000               15           14,985                -                -         15,000
Issuance of common
stock for cash -
February 2001 @ $1.00            12,000               12           11,988                -                -         12,000
Issuance of common
stock for cash - March
2001 @ $1.00                    125,000              125          124,875                -                -        125,000
Issuance of common
stock for services -
March 2001 @ $1.00               10,000               10            9,990                -                -         10,000
Contributed capital
(see Notes 5 and 10)                  -                -           62,681                -                -         62,681
Net loss for the
period from inception
  (November 21, 2000)
to March 31, 2001                     -                -                -                -         (194,864)      (194,864)
                          -------------    -------------    -------------    -------------    -------------   ------------

Balance at March 31,
2001                         16,492,000           16,492          254,489                -         (194,864)        76,117

Issuance of common
stock for cash - April
2001 @ $1.00                     10,000               10            9,990                -                -         10,000

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of common
stock for telephone
equipment -
  April 2001 @ $1.00
                                  6,750                7            6,743                -                -          6,750
Issuance of common
stock for cash - May
2001 @ $1.00                     11,000               11           10,989                -                -         11,000
Issuance of common
stock for website
development -
  May 2001 @ $1.00
                                 17,000               17           16,983                -                -         17,000
Issuance of common
stock for legal
services -
  May 2001 @ $1.00
                                  1,000                1              999                -                -          1,000
Issuance of common
stock for cash - June
2001 @ $1.00                     23,500               24           23,476                -                -         23,500
Issuance of common
stock for cash - July
2001 @ $1.00                     20,000               20           19,980                -                -         20,000
Issuance of common
stock for cash -
August 2001 @ $1.00              25,000               25           24,975                -                -         25,000


               The accompanying notes are an integral part of the
                        consolidated financial statements

                         BIOGENTECH CORP. AND SUBIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                                         Deficit
                                                                                                       accumulated      Total
                                                 Common stock          Additional                      during the   stockholders
                                           ------------------------     paid-in         Deferred      development      equity
                                               Shares       Amount      capital       compensation       stage        (deficit)
                                           -----------   ----------   ------------    ------------    ------------   -----------
Issuance of common stock for
services, related party -

  September 2001 @ $1.00                        65,858           66         65,792               -               -        65,858
Issuance of common stock for cash -
September 2001 @ $1.00                          15,000           15         14,985               -               -        15,000
Issuance of common stock for services
- September 2001 @ $1.00                        11,000           11         10,989               -               -        11,000
Issuance of stock options for
services - September 2001                            -            -         32,000               -               -        32,000
Issuance of common stock for cash -
October 2001 @ $1.00                             5,000            5          4,995               -               -         5,000
Issuance of common stock for cash -
December 2001 @ $1.00                           30,000           30         29,970               -               -        30,000
Issuance of common stock for services
-

  December 31, 2001 @ $1.00                     33,000           33         32,967               -               -        33,000
Issuance of common stock for
services, related party -

  December 2001 @ $1.00                        117,500          118        117,382               -               -       117,500
Issuance of common stock for prepaid
advertising -

  December 2001 @ $1.00                         15,600           15         15,585               -               -        15,600
Issuance of common stock for property
and equipment -

  January 2002 @ $3.00                           1,000            1          2,999               -               -         3,000
Issuance of common stock for
services, related party -

  January 2002 @ $1.00                          33,000           33         32,967               -               -        33,000
Issuance of common stock for cash -
February 2002 @ $2.00                           20,000           20         39,980               -               -        40,000
Issuance of common stock for cash -
March 2002 @ $2.00                              12,500           12         24,988               -               -        25,000
Contributed capital (see Notes 5 and
10)                                                  -            -        211,269               -               -       211,269

Deferred compensation                                -            -              -         (60,108)              -       (60,108)

Net loss                                             -            -              -               -      (1,028,397)   (1,028,397)
                                           -----------   ----------   ------------    ------------    ------------   -----------
                                            16,965,708       16,966      1,005,492         (60,108)     (1,223,261)     (260,911)
Balance at March 31, 2002

Issuance of common stock for services
- April 2002 @ $2.00                             3,000            3          5,997               -               -         6,000
Issuance of common stock for cash -
April 2002 @ $1.00                              10,000           10          9,990               -               -        10,000
Issuance of common stock for cash -
April 2002 @ $2.00                              17,500           17         34,983               -               -        35,000
Issuance of common stock for cash -
May 2002 @ $1.00                                10,000           10          9,990               -               -        10,000
Issuance of common stock for cash -
May 2002 @ $2.00                                16,000           16         31,984               -               -        32,000



               The accompanying notes are an integral part of the
                       consolidated financial statements

                         BIOGENTECH CORP. AND SUBIDIARY
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                                                         Deficit
                                                                                                        accumulated       Total
                                                   Common stock          Additional                      during the   stockholders'
                                          ---------------------------     paid-in        Deferred      development      equity
                                             Shares        Amount         capital      compensation       stage        (deficit)
                                          ------------  -------------   ------------   -------------   -------------  -------------
Issuance of stock options for services
- May 2002                                           -              -        350,000               -               -        350,000
Contributed capital - bonus expense                  -              -
(see Note 10)                                                                 50,000               -               -         50,000
Issuance of common stock for cash -
June 2002 @ $1.00                                5,000              5          4,995               -               -          5,000
Issuance of common stock for cash -
June 2002 @ $2.00                                5,000              5          9,995               -               -         10,000
Issuance of common stock for cash -
July 2002 @ $1.00                                5,000              5          4,995               -               -          5,000
Issuance of common stock for cash -
August 2002 @ $2.00                             10,000             10         19,990               -               -         20,000
Issuance of common stock for cash -
September 2002 @ $2.00                          10,000             10         19,990               -               -         20,000
Issuance of stock options below fair
market value -

  November 2002                                      -              -        250,000        (250,000)              -              -
Issuance of common stock for conversion
of note -
  December 2002 @ $2.00
                                                50,000             50         99,950               -               -        100,000
Issuance of common stock for cash -
December 2002 @ $2.00                           20,000             20         39,980               -               -         40,000
Issuance of common stock for services -
December 2002
  @ $2.00
                                                15,000             15         29,985               -               -         30,000
Issuance of common stock for patents -
December 2002
  @ $2.00
                                             2,000,000          2,000      3,998,000               -               -      4,000,000
Contributed capital (see Notes 5 and 10)             -
                                                                    -        292,718               -               -        292,718
Issuance of common stock for exercise
of options -
  December 2002
                                               574,000            574        574,028               -               -        574,602
Deferred compensation
                                                     -              -              -          60,108               -         60,108
Contributed capital (see Notes 5 and 10)
                                                     -              -          5,000                                          5,000
Issuance of stock options for services
- January 2003                                       -              -         25,000               -               -         25,000
Issuance of common stock for cash -
February 2003 @$2.00                            11,500             12         22,988               -               -         23,000
Issuance of common stock for cash -
March 2003 @$2.00                                5,000              5          9,995               -               -         10,000
Deferred compensation
                                                     -              -              -          54,000               -         54,000

Net loss                                             -              -              -               -      (2,087,652)    (2,087,652)

                                         -------------  -------------   ------------   -------------   -------------  -------------
Balance at March 31, 2003                   19,732,708         19,733      6,906,045        (196,000)     (3,310,913)     3,418,865


               The accompanying notes are an integral part of the
                        consolidated financial statements

                      BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                  Common                                                    Deficit
                                  stock                                                    accumulated         Total
                                           Shares           Additional                     during the      stockholders
                               -------------------------     paid-in       Deferred       development        equity
                                                             capital      compensation        stage          (deficit)
                               ------------- ----------- --------------  -------------  ----------------  ----------------

 Issuance of common stock for
    cash - April 2003 @ $2.00                                                                                      140,000
                  (unaudited)         70,000          70        139,930              -                 -
 Issuance of common stock for
      cash - May 2003 @ $2.00
                  (unaudited)         30,000          30         59,970                                             60,000
      Deferred compensation
                 (unaudited)                                                    84,000                              84,000
 Acquistion of Biogentech Corp.    1,032,000        1032       (101,032)             -                 -          (100,000)
      of ("Togs for Tykes")
      Net loss for the three
   months ended June 30, 2003
                  (unaudited)              -           -              -              -          (653,126)         (653,126)
                               ------------- ----------- --------------  -------------  ----------------  ----------------

     Balance at June 30, 2003
                  (unaudited)     20,864,708 $    20,865 $    7,004,913  $    (112,000) $    (3,964,039)  $      2,949,739
                               ============= =========== ==============  =============  ================  ================

               The accompanying notes are an integral part of the
                        consolidated financial statements

                         BIOGENTECH CORP. AND SUBIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (a Development Stage Company)

                                                                                                     Cumulative from
                                                                                                   inception through
                                                         Three months ended June 30,                  June 30, 2003
                                                         -----------------------------------       ------------------
                                                              2003                2002
                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                            $     (653,126)       $    (784,644)       $      (3,964,039)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
       Depreciation and amortization                              5,249                5,117                   49,445
       Common stock issued for services                               -                6,000                  307,358
       Exercise of stock options for services                         -                    -                   26,960
       Issuance of stock options for services                         -              350,000                  407,000
       Capital contribution - bonus (related party)                   -               50,000                   50,000
        Amortization of prepaid advertising                           -                3,900                   15,600
        Deferred compensation                                    84,000               31,250                  138,000
        Beneficial conversion feature expense                         -                    -                   50,000
        Amortization of discount                                      -               31,030                  273,628
        Impairment expense                                            -                    -                   55,832
      CHANGES IN ASSETS AND LIABILITIES:
       ( Increase) in other assets                                2,941              10,519                     (545)
       Increase in accounts payable and accrued                  95,320               15,103                  452,394
expenses
      (Increase) decrease in inventory                               97                    -                      347
      Increase in due to related parties                        100,471              172,500                  746,248
                                                         --------------        -------------        -----------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES:
                                                               (365,048)            (109,225)              (1,391,772)
                                                         --------------        -------------        -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                        (24,884)              (3,489)
                                                                                                             (84,954)
      Increase in patent costs                                        -                    -                 (24,711)
       Merger fees and costs                                          -                    -                (100,000)
      Increase in deposits                                            -                    -                 (40,000)
      Increase in website development costs                           -                    -                 (13,980)
                                                                      -                    -                 --------
NET CASH FLOWS USED IN INVESTING ACTIVITY
                                                                (24,884)              (3,489)                (263,645)
                                                         --------------        -------------        -----------------

               The accompanying notes are an integral part of the
                        consolidated financial statements

                         BIOGENTECH CORP. AND SUBIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                          (a Development Stage Company)

                                                                                                     Cumulative from
                                                                                                    inception through
                                                           Three months ended June 30,                June 30, 2003
                                                         -----------------------------------       ------------------
                                                               2003                2002
                                                               ----                ----
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Payment on contract                                              -                    -                (161,000)
     Sale of common stock                                       200,000              102,000                  806,500

     Proceeds from related party advances                       208,500                6,000                  514,107
     Payments on related party advances                         (10,000)                   -                 (65,000)
     Contributed capital                                              -                    -                  571,668
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
                                                         --------------        -------------       ------------------
                                                                398,500              108,000                1,666,275
                                                         --------------        -------------       ------------------
NET INCREASE IN CASH                                              8,568              (4,714)                   10,858
CASH, BEGINNING OF PERIOD                                         2,290                7,097                        -
                                                         --------------        -------------                        -

CASH, END OF PERIOD                                      $       10,858        $       2,383       $           10,858
                                                         ==============        =============       ==================

CASH PAID DURING THE PERIOD FOR
INTEREST EXPENSE                                         $            -        $           -       $                -
                                                         ==============        =============       ==================


INCOME TAXES                                             $            -        $           -       $                -
                                                         ==============        =============       ==================



NON CASH INVESTING AND FINANCING ACTIVITIES:

For the three months  ended June 30, 2002
-----------------------------------------

    During the three months ended June 30, 2002, the Company amortized $31,250 of deferred compensation relating to the issuance of common shares for future consulting services during the year ended March 31, 2002.

    During the three months ended June 30, 2002, the Company issued 6,000 shares of its common stock valued at $6,000 for consulting services provided, which represented the fair market value on the date of issuance.

    On May 5, 2002, a related party transferred 25,000 shares of the Company's common stock valued at $50,000 to an employee of the Company as a bonus. The fair market value on the date of issuance was $2.00 per share. The Company has recorded this transaction as a contribution to capital and salary expense for the three months ended June 30, 2002.



               The accompanying notes are an integral part of the
                        consolidated financial statements

                         BIOGENTECH CORP. AND SUBIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                          (a Development Stage Company)


For the three months  ended June 30, 2002 (Continued)
-----------------------------------------------------

    During May 2002, the Company granted stock options to three consultants to purchase a total of 300,000 shares at an exercise price of $1.00 per share. The options vest immediately on the execution date of the consulting agreement. At the date of the grant, the fair value of the common stock was $2.00 per share. We have valued these options under the Black-Scholes model with a total valuation of approximately $350,000, which was included in the statements of operations for the three months ended June 30, 2002.

    During the year ended March 31, 2002, the Company issued 15,600 shares of its common stock valued at $15,600 for prepaid advertising expense. The Company has recognized $3,900 of advertising expense relating to the issuance during the three months ended June 30, 2002.

    During the three months ended June 30, 2002, the Company recorded interest expense totaling $31,030 relating to the discount on a note payable.

For the three months ended June 30, 2003:
-----------------------------------------

     The Company has recognized deferred compensation expense totaling $84,000 relating to options, issued during the year ended March 31, 2003, during the three months ended June 30, 2003.

                         BioGentech Corp. and Subidiary
             Notes to Consolidated Financial Statements (Unaudited)
                For the Three months Ended June 30, 2003 and 2002


1.          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation
---------------------
The unaudited financial statements have been prepared by BioGentech Corp. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. (See Reverse Acquisition section below). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal years ended March 31, 2003 and 2002 included on Form 8K/A as filed with the Securities and Exchange Commission on July 18, 2003.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Reverse acquisition
-------------------
BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St Petka, Inc. On May 4, 2001, BG formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp.("TTAC"), a wholly-owned subsidiary formed for the purpose of acquiring BG. TTAC is the wholly-owned subsidiary of the registrant, BioGentech Corp. ("BGTH") (formerly Togs for Tykes, Inc.). As allowed under SFAS 141, the Company designated a dated of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,832,708 shares of $0.0001 par value stock) will be exchanged for 19,832,708 shares newly issued shares of $0.001 par value stock of BioGentech Corp. common stock. At the date of the transaction, BGTH had 5,532,000 shares of common stock outstanding of which 4,500,000 will be cancelled as part of the transaction leaving 20,864,708 shares outstanding. As of the date of this filing, BG's shares have not been exchanged for BGTH's common stock and the 4,500,000 shares have not been cancelled. An internal review of BG's shareholder register and related supporting documents was undertaken concurrently with the merger and prior to passing such records to the transfer agent for the issuance of the exchanged shares. The review project is complete and the stock register will be forwarded to the transfer agent for processing.

This transaction was consummated with the filing of the Articles of Merger with the State of Nevada on July 2, 2003. BG shareholders then effectively controlled approximately 95% of the issued and outstanding common stock of BGTH. Since the shareholders of BG obtained control of BGTH, according to FASB
Statement No. 141 - "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

i) BG is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of BG have been presented for the comparative prior period; and

ii) Control of the net assets and business of BGTH was acquired for accounting purposes effective June 30, 2003. This transaction has been accounted for as a purchase of the assets and liabilities of BGTH by BG during the three months ended June 30 2003. The historical cost of the net assets acquired was $0 and $100,000 cash was paid.

                         BioGentech Corp. and Subidiary
             Notes to Consolidated Financial Statements (Unaudited)
                For the Three months Ended June 30, 2003 and 2002


Going concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through June 30, 2003, the Company is still in the development stage and has not been able to generate any sufficient revenue from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates revenue to grow as a result of additional products offered to its customers and through its acquisition of InnoFood, Inc. Management believes that the private equity financing, public equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During April 2003, a definitive agreement was signed between BioGentec Incorporated and (BGTH) to merge BioGentec into BGTH's wholly-owned subsidiary, Togs for Tykes Acquisition Corp. The merger was consummated with the filing of the merger agreement with the State of Nevada in July 2003. As a result of the merger, the Company intends to gain access to public equity markets and additional financing.

In July 2003, the Company signed a definitive agreement to acquire InnoFood, Inc. As of the date of this filing, the transaction has not closed. (see Subsequent Events and management, discussion and analysis section).

Stock Options
-------------

We did not grant any new options and no options were cancelled or exercised during the three months ended June 30, 2003. As of June 30, 2003, 1,150,000 options were outstanding., all of which are fully vested. Accordingly, no additional disclosure is required under SFAS 148.

Earnings (loss) per share
-------------------------
We have adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because we have incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive. As of June 30, 2003 we have approximately 1,150,000 common stock equivalents.

Recent Accounting Pronouncements:
---------------------------------

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

                         BioGentech Corp. and Subidiary
              Notes to Consolidated Financial Statements (Unaudited)
                For the Three months Ended June 30, 2003 and 2002

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

2.       Related-Party Transactions


         a) BioGentec has a consulting contract with R&R Development, Inc ("R&R") whereby R&R would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate shall increase to $135,000 per year when and if BioGentec completes a merger with a public shell company. R&R is also a shareholder of BioGentec. For the three months ended June 30, 2003, the Company accrued $31,250 under this contract.

                  During the period from April 1, 2003 to June 30, 2003, R&R advanced BioGentec cash totaling $208,500. These transactions have been recorded as a demand note payable. The Company has imputed interest on the note at a rate of 10% per annum. Interest expense totaling $6,721 was accrued for the period ended June 30, 2003.

b) The President (previously the Executive Vice President) entered into an employment agreement dated November 22, 2000, amended on December 31, 2001, which pays an annual salary of up to $125,000 and certain bonuses. For the three months ended June 30, 2003, the Company accrued $31,250 of salary for the President.

              c) BioGentec has entered into an employment agreement with the Chief Operating Officer ("COO") that pays an annual salary of $120,000 per year. As of June 30, 2003, the Company owed the COO approximately $40,000 on the agreement, which is, included in accounts payable and accrued expenses.


3.       Sale of Common Stock

During the three months ended June 30, 2003, BioGentec Incorporated sold 100,000 restricted common shares in a private placement at $2.00 per share, which represented the fair market value of the common stock.

4.       Subsequent Events

InnoFood, Inc. Agreement
-------------------------
On July 31, 2003, the Company entered into a definitive agreement to acquire InnoFood, Inc. ("InnoFood"), owner of certain rights to a proprietary food processing technology developed by Modofood S.P.A. of Brescia, Italy. The agreement provides BioGentech exclusive manufacturing and distribution rights of Modofood's proprietary food sterilization and preservation technology for North America, Central America, South America and Japan, as well as the exclusive rights to negotiate on behalf of Modofood for Southeast Asia, including Taiwan, China and Indonesia.

Under terms of the agreement, InnoFood shareholders will receive one BioGentech common share and one BioGentech warrant share for every twelve shares of InnoFood common stock. InnoFood shareholders will also receive one InnoFood preferred share for every 1,200 InnoFood common shares. The agreement calls for BioGentech to infuse $5 million of working capital prior to December 31, 2003. As of August 20, 2003, the transaction has not closed, but the Company has issued 3.5 million common shares of stock which are being held in escrow relating to this agreement.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, including patents. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

OUR BACKGROUND. We were incorporated in Nevada on September 26, 1997, as Aztec Ventures, Inc. Our original business was the sale of pay phone services. In June 2001, our management and business changed. On September 5, 2001, we amended our Articles of Incorporation to change our name to Togs for Tykes, Inc. due to the shift of our business to designing and marketing children's apparel. Since we were not successful in implementing that business plan due to lack of funds, in March 2003, we entered into negotiations regarding an acquisition of BioGentec Incorporated, a Nevada corporation ("BG"), in order to merge it with and into our wholly-owned subsidiary, Togs for Tykes Acquisition Corporation, a Nevada corporation. By means of a shareholder vote in March 2003, we changed our name to Biogentech Corp.

We entered into an Agreement and Plan of Merger with BG which provided that BG would become our subsidiary by merging with our acquisition subsidiary. That agreement is attached as an exhibit to our report on Form 8-K filed on July 3, 2003. On July 2, 2003, our subsidiary filed Articles of Merger with the Secretary of State of Nevada to complete that acquisition for accounting purposes, the company has deemed the transaction closed as of June 30, 2003.We anticipate that the acquisition will increase the total value of the corporation to our investors. Also in July 2003, we changed our fiscal year end from December 31 to March 31.

BIOGENTEC INCORPORATED. BioGentec Incorporated ("BG") was incorporated in Nevada on November 21, 2000. BG is dedicated to the development and commercialization of consumer medical products and life style - health improvement products. BG's first product focus is in the fields of immunomodulation, menopause, pinpoint detoxification and cholesterol reduction. BG anticipates that its initial patented product, Prehistin,(formerly Allertin, will create a unique niche within the allergy relief category. In November 2000, BG acquired Allergy Limited, LLC ("Allergy Limited"). Allergy Limited sponsored the clinical research for Prehistin's formula from 1989 through 2000 and secured the first patent, in 1992 and BG secured the second in 2001. Please refer to our Form 8-K filed on July 16, 2003 and the first amendment filed on July 18, 2003, for a more detailed discussion on the Biogentec Incorporated's business and management.

For the three month period ended June 30, 2003.
-----------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $10,858 at June 30, 2003. We also had $545 in other assets and $5,903 in inventory, making our total current assets as at June 30, 2003 equal to $17,306. We also had the following fixed assets: $79,382 in net fixed assets, $12,650 represented by our website, $40,000 in deposits and $3,850,000 represented by net value of our patents. Therefore, our total assets as of June 30, 2003 totaled $3,999,338. Our total current liabilities were $1,049,599 at June 30, 2003, which was represented by accounts payable and accrued expenses of $452,446 and $597,133 due to related parties or shareholders.

We have financed our operations primarily through cash generated from related party debt financing and from the private placement sale of equity securities. During the three month ended June 30, 2003, BG sold 100,000 common shares of its common stock for $2.00 per share and received $200,000. Additionally related parties loaned $208,500 to BG. In the three month period ended June 30, 2002, BG sold $102,000 in common stock and received $6000 in related party loans.

As of June 30, 2003, we had negative working capital of $1,032,293 an increase of $488,833 (76%) as compared to June 30, 2002, due primarily to an increase in related party obligations and compensation.

Our net cash used by operating activities was $365,048 for the three months ended June 30, 2003 as compared to net cash used of $109,225 for the three months ended June 30, 2002, an increase of $225,833 or 207%, primarily due to a reduction of non-cash equity and expense transactions.

Our cash used in investing activities was $24,884 for the three month period ended June 30, 2003, an increase of $21,395 or 613%, due to the purchase of computer equipment.

Our net cash provided by financing activities was $398,500 for the three months ended June 30, 2003 compared to $108,000 for the same period a year earlier, an increase of 269%. The increase is primarily due to increases in the sale of common stock and loan proceeds from related parties.

See Subsequent Events section for a discussion of capital requirements related to acquisition of InnoFood and financing obtained subsequent to June 30, 2003.

RESULTS OF OPERATIONS.

Revenues and Cost of Sales: Revenues for the quarters ended June 30, 2003 and 2002 are insignificant as we are undertaking a Phase III clinical trial in order to obtain FDA approval as an over the counter drug.

Operating Expenses: Operating expenses for the quarter ended June 30, 2003 were $647,425 as compared to $747,284 for the quarter ended June 30, 2002. For both periods expenses incurred were for two major purposes: ongoing development of our Prehistin product and related product management and
ii) general management and fund raising efforts. Expenses decreased $99,859 due primarily to reduced compensation and consulting expenses.

Our net loss for three months ended June 30, 2003, was $653,126 ($0.03 per share loss) compared to a net loss of $784,644 ($0.05 per share loss) for the corresponding period in 2002. Our net loss for the period from our inception to June 30, 2003, was $3,964,039 (a loss of $0.23 per share).

Our Plan of Operation for the Next Twelve Months. Over the next 12 months, we plan on pursuing the product development begun by Biogentec Incorporated. Specifically, we plan on moving forward with the development, marketing and sale of our Prehistin product and related products. We also hope that the transaction with InnoFood will close. Should it close, we will pursue the manufacturing and distribution of Modofood's proprietary food sterilization and preservation technology in North America, Central America, South America and Japan, as well as the exclusive rights to negotiate on behalf of Modofood for Southeast Asia, including Taiwan, China and Indonesia.

At June 30, 2003, we had cash of $10,858. Subsequent to June 30, 2003, we expect to receive a loan in the amount of $2,088,000 from International Business Consultants, GmbH. The total amount of the loan is $2.4 Million and is collateralized with 3.5 million in our common stock with a loan to value of our common stock of twenty-five (25) percent. The loan has a two year term at 6% interest, paid quarterly. We will be required to raise additional funds in order to pursue the further development and marketing of the Prehistin product. We will also be required to raise additional funds to manufacture and market Modofood's product. In that regard, we plan on raising additional financing through private placements or other offerings of our stock. We may attempt to secure other loans from lending institutions or otherwise. There is no guarantee that we will be able to raise additional funds through offerings or otherwise. If we are unable to raise funds, our ability to continue with product development and to complete the final closing with InnoFood will be hindered.

During the next twelve months, we plan on moving forward with the FDA approval process related to our Prehistin product. We are also in the process of developing additional related products. Such development is in its infancy. Other than the research and development related to our Prehistin product, we do not plan to engage in any other research and development unless we are able to raise additional funds.

We do anticipate the purchase of significant equipment within the next 12 months for InnoFood.

We do not anticipate any significant hiring up to fifty (50) people over the next 12 months for InnoFood and other product lines, assuming we are able to close the Innofood transaction described above.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

As of March 31, 2003, BioGentec Incorporated, which is as of the date of this report our wholly owned subsidiary, vacated previously occupied office space and is in a dispute with the prior landlord. The landlord has filed suit against us in the County of Orange, Superior Court of California, Case #03CC02904. We believe that the landlord breached the agreement and that we will successfully defend ourselves.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

On June 19, 2003, we filed a certificate of amendment to our Articles of Incorporation to effect an increase in our authorized common stock from 20,000,000 to 50,000,000 shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

On March 24, 2003 shareholders representing a majority of our issued and outstanding common stock voted to increase our authorized shares of common stock from 20,000,000 to 50,000,000, and to change our name to Biogentech Corp. Both of these actions were effected by filing a certificate of amendment to our Articles of Incorporation on with the State of Nevada on June 19, 2003.

ITEM 5.  OTHER INFORMATION
--------------------------

None during the reporting period. However, subsequent to the reporting period, on July 15, 2003, the Registrant's Board of Directors approved a change in the Registrant's fiscal year end from December 31st to March 31st. The Registrant's next fiscal year will begin on April 1st and end on March 31st of each year, effective with the year beginning April 1, 2004.

Reference is also made to the audited financial reports for the years ending March 31, 2003 and March 31, 2002 for BioGentec Incorporated which were filed with our report on Form 8-K on July 3, 2003 as amended, regarding our subsidiary's acquisition of BioGentec Incorporated and other events. We expect to file subsequent Quarterly Reports on Form 10-QSB on or before the due dates of November 15, 2003 and February 14, 2004, and to file our next Annual Report on Form 10-KSB on or before June 30, 2004.

On July 31, 2003 we entered into a definitive agreement to acquire InnoFood, Inc. ("InnoFood"), owner of certain rights to a proprietary food processing technology developed by Modofood S.P.A. of Brescia, Italy. The agreement provides exclusive manufacturing and distribution rights of Modofood's proprietary food sterilization and preservation technology for North America, Central America, South America and Japan, as well as the exclusive rights to negotiate on behalf of Modofood for Southeast Asia, including Taiwan, China and Indonesia.

Under terms of the agreement, InnoFood shareholders will receive one share of our common stock and a warrant to purchase one share of our common stock for every twelve shares of InnoFood common stock. InnoFood shareholders will also receive one share of our preferred stock for every 1,200 InnoFood common shares. The agreement calls for us to infuse $5 million of working capital prior to December 31, 2003. As of August 20, 2003, this transaction has not closed.

See Subsequent Events in the notes to our finance statements for a discussion of capital requirements related to the acquisition of InnoFood and financing obtained subsequent to June 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

On June 25, 2003, we filed a report on Form 8-K to disclose the filing of the certificate of amendment to our Articles of Incorporation on with the State of Nevada on June 19, 2003, effecting the increase in our authorized shares of common stock from 20,000,000 to 50,000,000, and our name change to Biogentech Corp. Both of these actions were approved in March 2003 by vote of shareholders holding a majority of our issued and outstanding common stock.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Biogentech Corp.,
                                       a Nevada corporation



August 27, 2003               By:      /s/  Chaslav Radovich
                                       ----------------------------------------
                                       Chaslav Radovich

                              Its:     Chief Executive Officer, President,
                                       Director

CERTIFICATIONS
--------------

I, Chaslav Radovich, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of Biogentech
          Corp.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

              (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 27, 2003

/s/ Chaslav Radovich
----------------------
Chaslav Radovich
Chief Executive Officer and Chief Financial Officer