Form 10QSB
period 2003-09-30
BIOGENTECH CORP
filed 2003-11-28
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

              2445 McCabe Way, Suite 150, Irvine, California 92614
                    (Address of principal executive offices)

                                 (949) 757-0001
                           (Issuer's Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 21, 2003 there were 23,864,708* shares of the issuer's $0.001 par value common stock issued and 20,864,708 outstanding.

Also as of November 21, 2003 there were 1,000 shares of the issuer's $0.001 par value preferred stock issued and outstanding.

*Represents stock issued and outstanding in Biogentech Corp., the reporting issuer. The attached financial statements reflect a total of 23,864,708 shares issued and outstanding as of September 30, 2003. That will be the number of shares issued and outstanding when the Biogentech Corp. stock is issued to the Biogentec Incorporated shareholders in exchange for their Biogentec Incorporated stock. Included therein are 3,000,000 shares of Biogentech's common stock that have been issued as a collateral for a transaction that did not occur, and these shares are expected to be cancelled and are not shown as outstanding. Not included therein are 4,500,000 shares of Biogentech Corp's common stock that will be cancelled as part of the reverse acquisition. An internal review of Biogentec Incorporated's shareholder register and related supporting documents was undertaken concurrently with the merger, prior to passing such records to the transfer agent for the issuance of the exchanged shares. The review project is complete and the stock register has been forwarded to the transfer agent for processing.

ITEM 1. FINANCIAL STATEMENTS
-----------------------------


                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                 ASSETS
                                                                                       September 30,
                                                                                          2003
                                                                                   --------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                      $            73,124
    Prepaid expenses and other current assets                                                    1,693
    Inventory                                                                                    5,903
                                                                                   --------------------

           Total current assets                                                                 80,720

DEBT ISSUE COSTS, net                                                                           81,181

ACQUISITION DEPOSIT                                                                          1,970,000

PROPERTY AND EQUIPMENT, net                                                                     70,977

WEBSITE DEVELOPMENT COSTS, net                                                                  10,850

PATENTS, net                                                                                 3,850,000

DEPOSIT                                                                                         40,000
                                                                                   --------------------
                                                                                   $         6,103,728
                                                                                   ====================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $           510,436
    Due to related parties                                                                   1,045,698
    Warrant liability                                                                          303,276
    Convertible preferred stock                                                                885,000
    Demand note payable                                                                        500,000
                                                                                   --------------------
           Total current liabilities                                                         3,244,410

CONVERTIBLE NOTE PAYABLE, net of discount of $502,153                                           97,847
                                                                                   --------------------
           Total Liabilities                                                                 3,342,257
                                                                                   --------------------
COMMITMENTS AND CONTINGENCIES                                                                        -

STOCKHOLDERS' EQUITY:

    Common stock, $0.001 par value; 50,000,000 shares authorized;
      23,864,708 shares issued and 20,864,708 outstanding                                       20,865

    Additional paid-in capital                                                               8,054,934

    Deferred compensation                                                                      (28,000)

    Deficit accumulated during the development stage                                        (5,286,328)
                                                                                   --------------------
           Total stockholders' equity                                                        2,761,471
                                                                                   --------------------
                                                                                   $         6,103,728
                                                                                   ====================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                         Three months ended September 30,
                                                     ------------------------------------------
                                                            2003                   2002
                                                     -------------------    -------------------
Net sales                                            $            1,476     $            1,241

Cost of sales                                                        39                  7,133
                                                     -------------------    -------------------

Gross loss                                                       1,437                  (5,892)
                                                     -------------------    -------------------

Operating expenses:
     Depreciation and amortization                                5,249                  5,177
     General and administrative expenses                        384,908                235,903
                                                     -------------------    -------------------

            Total operating expenses                            390,157                241,080
                                                     -------------------    -------------------

Loss from operations                                           (388,720)              (246,972)

Interest expense                                                (48,569)               (31,030)
                                                     -------------------    -------------------

Loss before provision for income taxes                         (437,289)              (278,002)

Provision for income taxes                                            -                      -
                                                     -------------------    -------------------

Net loss                                                       (437,289)              (278,002)

Preferred dividend                                             (885,000)                     -
                                                     -------------------    -------------------

Net loss attributable to common shareholders         $       (1,322,289)    $         (278,002)
                                                     ===================    ===================

Loss per common share -
  basic and diluted                                  $            (0.06)    $            (0.02)
                                                     ===================    ===================

Number of weighted average shares -
  basic and diluted                                          20,842,273             17,043,023
                                                     ===================    ===================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                                            Cumulative from
                                                    Six months ended September 30,         November 21, 2000
                                                ---------------------------------------      (inception) to
                                                      2003                  2002           September 30, 2003
                                                ------------------    -----------------    -------------------
Net sales                                       $           3,163     $          1,358     $            3,610

Cost of sales                                                 478               13,580                 16,918
                                                ------------------    -----------------    -------------------

Gross loss                                                  2,685              (12,222)               (13,308)
                                                ------------------    -----------------    -------------------

Operating expenses:
     Depreciation and amortization                         10,498               10,294                 54,694
     General and administrative expenses                1,027,084              978,070              3,998,735
                                                ------------------    -----------------    -------------------

            Total operating expenses                    1,037,582              988,364              4,043,429
                                                ------------------    -----------------    -------------------

Loss from operations                                   (1,034,897)          (1,000,586)            (4,066,737)

Interest expense                                          (55,518)             (62,060)              (334,591)
                                                ------------------    -----------------    -------------------

Loss before provision for income taxes                 (1,090,415)          (1,062,646)            (4,401,328)

Provision for income taxes                                      -                    -                      -
                                                ------------------    -----------------    -------------------

Net loss                                               (1,090,415)          (1,062,646)            (4,401,328)

Preferred dividend                                       (885,000)                   -               (885,000)
                                                ------------------    -----------------    -------------------

Net loss attributable to common
  shareholders                                  $      (1,975,415)    $     (1,062,646)    $       (3,516,328)
                                                ==================    =================    ===================

Loss per common share -
  basic and diluted                             $           (0.10)    $          (0.06)    $            (0.20)
                                                ==================    =================    ===================

Number of weighted average shares -
  basic and diluted                                    20,327,134           17,024,599             17,664,159
                                                ==================    =================    ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                          Deficit
                                                                   Additional             Accumulated      Total
                                              Common stock          paid-in               during the   stockholders
                                         ----------------------     capital    Deferred   development     equity
                                           Shares     Amount        Common   compensation    stage       (deficit)
                                         ------------ ---------   ---------- ------------ ------------ --------------
Balance at inception (November 21, 2000)           -  $      -    $       -   $        -            -   $          -
Issuance of founder's shares in exchange
  for property and equipment              16,300,000    16,300            -            -            -         16,300
Issuance of common stock for cash -
November 2000 @ $1.00                         30,000        30       29,970            -            -         30,000
Issuance of common stock for cash -
December 2000 @ $1.00                         15,000        15       14,985            -            -         15,000
Issuance of common stock for cash -
February 2001 @ $1.00                         12,000        12       11,988            -            -         12,000
Issuance of common stock for cash -
March 2001 @ $1.00                           125,000       125      124,875            -            -        125,000
Issuance of common stock for services -
March 2001 @ $1.00                            10,000        10        9,990            -            -         10,000
Contributed capital                                -         -       62,681            -            -         62,681
Net loss for the period from inception
  (November 21, 2000) to March 31, 2001            -         -            -            -     (194,864)      (194,864)
                                         ------------ ---------   ---------- ------------ ------------ --------------

Balance at March 31, 2001                 16,492,000    16,492      254,489            -     (194,864)        76,117

Issuance of common stock for cash -
April 2001 @ $1.00                            10,000        10        9,990            -            -         10,000
Issuance of common stock for telephone
  equipment - April 2001 @ $1.00               6,750         7        6,743            -            -          6,750
Issuance of common stock for cash -
May 2001 @ $1.00                              11,000        11       10,989            -            -         11,000
Issuance of common stock for website
  development - May 2001 @ $1.00              17,000        17       16,983            -            -         17,000
Issuance of common stock for legal
  services - May 2001 @ $1.00                  1,000         1          999            -            -          1,000
Issuance of common stock for cash -
  June 2001 @ $1.00                           23,500        24       23,476            -            -         23,500
Issuance of common stock for cash -
  July 2001 @ $1.00                           20,000        20       19,980            -            -         20,000
Issuance of common stock for cash -
  August 2001 @ $1.00                         25,000        25       24,975            -            -         25,000
Issuance of common stock for services,
  related party - September 2001 @ $1.00      65,858        66       65,792            -            -         65,858








                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)



Issuance of common stock for cash -
  September 2001 @ $1.00                      15,000        15       14,985            -            -         15,000
Issuance of common stock for services -
  September 2001 @ $1.00                      11,000        11       10,989            -            -         11,000
Issuance of stock options for services -
  September 2001                                   -         -       32,000            -            -         32,000
Issuance of common stock for cash -
  October 2001 @ $1.00                         5,000         5        4,995            -            -          5,000
Issuance of common stock for cash -
  December 2001 @ $1.00                       30,000        30       29,970            -            -         30,000
Issuance of common stock for services -
  December 31, 2001 @ $1.00                   33,000        33       32,967            -            -         33,000
Issuance of common stock for services,
  related party - December 2001 @ $1.00      117,500       118      117,382            -            -        117,500
Issuance of common stock for prepaid
  advertising - December 2001 @ $1.00         15,600        15       15,585            -            -         15,600
Issuance of common stock for property
  and equipment - January 2002 @ $3.00         1,000         1        2,999            -            -          3,000
Issuance of common stock for services,
  related party - January 2002 @ $1.00        33,000        33       32,967            -            -         33,000
Issuance of common stock for cash -
  February 2002 @ $2.00                       20,000        20       39,980            -            -         40,000
Issuance of common stock for cash -
  March 2002 @ $2.00                          12,500        12       24,988            -            -         25,000
Contributed capital                                -         -      211,269            -            -        211,269
Deferred compensation                              -         -            -      (60,108)           -        (60,108)
Net loss                                           -         -            -            -   (1,028,397)    (1,028,397)
                                         ------------ --------- - ---------- ------------ ------------ --------------

Balance at March 31, 2002                 16,965,708    16,966    1,005,492      (60,108)  (1,223,261)      (260,911)

Issuance of common stock for services -
April 2002 @ $2.00                             3,000         3        5,997            -            -          6,000
Issuance of common stock for cash -
April 2002 @ $1.00                            10,000        10        9,990            -            -         10,000
Issuance of common stock for cash -
 April 2002 @ $2.00                           17,500        17       34,983            -            -         35,000
Issuance of common stock for cash -
 May 2002 @ $1.00                             10,000        10        9,990            -            -         10,000
Issuance of common stock for cash -
 May 2002 @ $2.00                             16,000        16       31,984            -            -         32,000
Issuance of stock options for services -
  May 2002                                         -         -      350,000            -            -        350,000
Contributed capital - bonus expense                -         -       50,000            -            -         50,000
Issuance of common stock for cash -
  June 2002 @ $1.00                            5,000         5        4,995            -            -          5,000
Issuance of common stock for cash -
  June 2002 @ $2.00                            5,000         5        9,995            -            -         10,000
Issuance of common stock for cash -
  July 2002 @ $1.00                            5,000         5        4,995            -            -          5,000
Issuance of common stock for cash -
   August 2002 @ $2.00                        10,000        10       19,990            -            -         20,000
Issuance of common stock for cash -
  September 2002 @ $2.00                      10,000        10       19,990            -            -         20,000
Issuance of stock options below fair
  market value - November 2002                     -         -      250,000     (250,000)           -              -
Issuance of common stock for conversion
  of note - December 2002 @ 2.00              50,000        50       99,950            -            -        100,000
Issuance of common stock for cash -
  December 2002 @ $2.00                       20,000        20       39,980            -            -         40,000
Issuance of common stock for services -
  December 2002 @ $2.00                       15,000        15       29,985            -            -         30,000
Issuance of common stock for patents -
  December 2002 @ $2.00                    2,000,000     2,000    3,998,000            -            -      4,000,000

Contributed capital                                -         -      292,718            -            -        292,718
Issuance of common stock for exercise
  of options - December 2002                 574,000       574      574,028            -            -        574,602

Deferred compensation                              -         -            -       60,108            -         60,108

Contributed capital                                -         -        5,000            -            -          5,000







                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


Issuance of options for services -
 January 2003                                      -         -       25,000            -            -         25,000
Issuance of common stock for cash
 February 2003 @ $2.00                        11,500        12       22,988            -            -         23,000
Issuance of common stock for cash
 March 2003 @ $2.00                            5,000         5        9,995            -            -         10,000
Deferred compensation                              -         -            -       54,000            -         54,000

Net loss                                           -         -            -            -   (2,087,652)    (2,087,652)
                                         ------------ ---------  ---------- ------------ ------------ --------------

Balance at March 31, 2003                 19,732,708    19,733    6,906,045     (196,000)  (3,310,913)     3,418,865

Issuance of common stock for cash
April 2003 @ $2.00 (unaudited)                70,000        70      139,930            -            -        140,000
Issuance of common stock for cash
  May 2003 @ $2.00 (unaudited)                30,000        30       59,970            -            -         60,000
Acquisition of Biogentec Inc. by
    Togs for Tykes (unaudited)             1,032,000     1,032     (101,032)           -            -       (100,000)

  Deferred compensation                            -         -            -      168,000            -        168,000
Fair value allocation of warrant liability
  (unaudited)                                      -         -     (181,849)           -            -       (181,849
Value of beneficial conversion feature
  of convertible debenture issued in
  September 2003 (unaudited)                       -         -      346,870            -            -        346,870
Amortization on discount of
Preferred Stock treated as dividend
 (unaudited)                                       -         -      885,000            -     (885,000)             -

Net loss (unaudited)                               -         -            -            -   (1,090,415)    (1,090,415)
                                         ============ ========= ========== ============= ============ ==============
Balance at September 30, 2003 (unaudited) 20,864,708  $ 20,865  $ 8,054,934 $   (28,000) $ (5,286,328) $   2,761,471
                                         ============ ========= ========== ============= ============ ==============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Six months          Six months         Cumulative from
                                                                ended               ended           November 21, 2000
                                                            September 30,       September 30,         (inception) to
                                                                 2003                2002          September 30, 2003
                                                           -----------------   -----------------  ----------------------
Cash flows from operating activities:
      Net loss                                              $    (1,090,415)    $    (1,062,646)    $      (4,401,328)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                  10,498              10,294                54,694
      Common stock issued for services                                    -               6,000               307,358
      Change in value of warrant liability                          (48,203)                  -               (48,203)
      Amortization of debt issue costs                                2,319                   -                 2,319
      Exercise of stock options for services                              -                   -                26,960
      Amortization of discount on notes                              14,347              62,060               287,975
      Issuance of stock options for services                              -             350,000               407,000
      Capital contribution - bonus (related party)                        -              50,000                50,000
      Amortization of prepaid advertising                                 -                   -                15,600
      Amortization of Deferred compensation                         168,000              60,108               222,000
      Beneficial conversion feature expense                               -              50,000                     -
      Impairment expense                                                  -                   -                55,832
    Changes in assets and liabilities:                                    -                   -                     -
                                                                          -                                         -
                                                                          -                   -                     -
      Decrease(increase) prepaid express and other assets             1,793              23,424                (1,693)
      Increase in accounts payable and                                    -                   -                     -
        accrued expenses                                            233,362              65,149               590,436
      (Increase) decrease in inventory                                   97                   -                   347
      Increase in amount due to related parties                     164,936             108,750               810,713
                                                           -----------------   -----------------   -------------------

          Net cash (used for) operating activities                 (543,266)           (276,861)           (1,569,990)
                                                           -----------------   -----------------   -------------------

Cash flows used for investing activities:
    Purchase of property and equipment                      $       (19,550)             (3,500)    $         (79,620)
    Increase in patent costs                                              -              (1,370)              (24,711)
    Merger fees and costs                                                 -                   -              (100,000)
    Increase in deposits                                         (1,970,000)                  -            (2,010,000)
    Increase in capitalized website                                    (450)                  -               (14,430)
                                                           -----------------   -----------------   -------------------

          Net cash used for investing activities                 (1,990,000)             (4,870)           (2,228,761)
                                                           -----------------   -----------------   -------------------

Cash flows provided by (used for)
  financing activities:
    Payment on contract                                                   -              (9,500)             (161,000)
    Proceeds from advances - related party                          525,400                   -               831,007
    Proceeds from issuance of notes payable                       1,016,500             107,259             1,016,500
    Capital contributed by related party                                 -               50,000                     -
    Proceeds from sale of common stock                              200,000             147,000               806,500
    Proceeds from sale of preferred stock                           885,000                   -               885,000
    Contributed capital                                                   -              38,513               571,668
    Payments on advances - related party                            (22,800)            (11,000)              (77,800)
                                                           -----------------   -----------------   -------------------

          Net cash provided by financing activities               2,604,100             322,272             3,871,875
                                                           -----------------   -----------------   -------------------

Net increase (decrease) in cash and
  and cash equivalents                                               70,834              40,541                73,124
Cash and cash equivalents,
  beginning of period                                                 2,290               7,097                     -
                                                           -----------------   -----------------   -------------------

Cash and cash equivalents, end of period                    $        73,124     $        47,638     $          73,124
                                                           =================   =================   ===================


Cash paid during the period for:
    Interest expense                                        $             -     $             -     $               -
                                                           =================   =================   ===================
    Income taxes                                            $             -     $             -     $               -
                                                           =================   =================   ===================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BIOGENTECH CORP. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                  NON-CASH INVESTING AND FINANCING ACTIVITIES:



Six months ended September 30, 2002:

During the six months ended September 30, 2002, the Company issued 6,000 shares of its common stock valued at $6,000 for consulting services provided, which represented the fair market value on the date of issuance.

During the year ended March 31, 2002, the Company issued 216,358 shares of its common stock valued at $1.00 per share or $216,358 as consideration for past and future consulting services provided by a related party. The Company recognized $60,108 of deferred compensation expense relating to these services during the six months ended September 30, 2002.

For the six months ended September 30, 2003:

In September 2003, the Company sold a convertible debenture with detachable warrants. The Company calculated the value of the warrants and the convertible feature of the debenture utilizing the Black-Scholes model. The $169,630 value of the warrants is included in the warrant liability due to registration rights in accordance with EITF 00-19, the value of the discount. The $346,870 value of the beneficial conversion debenture was charged to additional paid-in capital. The Company incurred $83,500 of costs directly associated with the issuance of the convertible note. The debt issues costs are capitalized and will be amortized over the life of the note.

In September 2003, the Company sold preferred stock with detachable warrants. The Company calculated the value of the warrants and the convertible feature of the preferred stock utilizing the Black-Scholes model. The $181,849 value of the warrants is included in warrant liability.

The Company recognized a non-cash dividend on preferred stock of $885,000, which is the aggregate value of the beneficial conversion feature and the warrant.

                         BIOGENTECH CORP. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

             NON-CASH INVESTING AND FINANCING ACTIVITIES (continued)





1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The unaudited consolidated financial statements have been prepared by BioGentech Corp. (the "Company"), pursuant to Regulation S-B of the Securities and Exchange Commission. (See Reverse Acquisition section below.) The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the fiscal years ended March 31, 2003 and 2002 included on Form 8K/A as filed with the Securities and Exchange Commission on July 18, 2003.

The unaudited results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Reverse acquisition

BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St Petka, Inc. On May 4, 2001, BG formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp.("TTAC"), a wholly owned subsidiary formed for the purpose of acquiring BG. TTAC is the wholly owned subsidiary of the registrant, BioGentech Corp. ("BGTH") (formerly Togs for Tykes, Inc.). As allowed under SFAS 141, the Company designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,732,705 shares of $0.0001 par value stock) will be exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of BioGentech Corp. common stock. At the date of the transaction, BGTH had 5,532,000 shares of common stock outstanding of which 4,500,000 will be cancelled as part of the transaction leaving 23,864,708 shares outstanding. As of the date of this filing, the share exchange is in progress, and not all of BG's shares have been exchanged for BGTH's common stock and the 4,500,000 shares have not been cancelled. An internal review of BG's shareholder register and related supporting documents was undertaken concurrently with the merger and prior to passing such records to the transfer agent for the issuance of the exchanged shares. The review project is complete and the stock register will be forwarded to the transfer agent for processing.

This transaction was consummated with the filing of the Articles of Merger with the State of Nevada on July 2, 2003. BG shareholders then effectively controlled approximately 95% of the issued and outstanding common stock of BGTH. Since the shareholders of BG obtained control of BGTH, according to FASB Statement No. 141
- "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

i) BG is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of BG have been presented for the comparative prior period; and

                         BIOGENTECH CORP. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

ii) Control of the net assets and business of BGTH was acquired for accounting purposes effective June 30, 2003. This transaction has been accounted for as a purchase of the assets and liabilities of BGTH by BG during the three months ended June 30 2003. The historical cost of the net assets acquired was $0 and $100,000 cash was paid for costs and fees associated with the merger.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through September 30, 2003, the Company is still in the development stage and has not been able to generate sufficient revenue from its operations to cover its costs and operating expenses. The Company has been able to raise a limited amount of funds via the sale of its common and convertible preferred stock, and through the issuance of its notes payable and convertible debenture, in order to fund its operations; however, it is not known whether the Company will be able to continue this practice, be able to obtain other types of financing, or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates revenue to grow as a result of its relationship with InnoFood, Inc. The Company is in the process of formalizing its relationship with InnoFood, Inc. Management believes that the private equity financing, public equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During April 2003, a definitive agreement was signed between BioGentec Incorporated and BGTH to merge BioGentec into BGTH's wholly owned subsidiary, Togs for Tykes Acquisition Corp. The merger was consummated with the filing of the merger agreement with the State of Nevada in July 2003. As a result of the merger, the Company intends to gain access to public equity markets and additional financing.

In July 2003, the Company signed a definitive agreement to acquire InnoFood, Inc. (see Note 3) On October 17, 2003, the Company and InnoFood, Inc. entered into a Letter of Understanding wherein they agreed to modify and amend the original definitive agreement. Since that time, there have been further negotiations between the Company and InnoFood and as of the date of this filing, the transaction has not closed. (See subsequent events and management, discussion and analysis section.)

Stock Options

The Company did not grant any new options and no options were cancelled or exercised during the six months ended September 30, 2003. As of September 30, 2003, 1,150,000 options were outstanding, all of which are fully vested. Accordingly, no additional disclosure is required under SFAS 148.

Earnings (loss) per share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders (net income less preferred dividends) by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same. Additional potential common shares would be anti-dilutive. As of September 30, 2003 the Company has approximately 2,060,834 common stock equivalents.

                         BIOGENTECH CORP. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements:

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this statement did not have a material affect on the financial position, results of operations or cash flows of the Company.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of this statement did not have a material affect on the financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

2. RELATED PARTY TRANSACTIONS:

Consulting Contract

BioGentec has a consulting contract with R&R Holdings, Inc ("R&R") whereby
R&R would provide managerial consulting services to the Company at the rate of $125,000 per year. As stated in the agreement, the rate increased to $135,000 per year upon BioGentec's public shell merger with BGTH. R&R is also a shareholder of BioGentec. For the six months ended September 30, 2003, the Company expensed $65,000 under this contract and as of September 30, 2003 has a payable to R&R under the contact totaling $132,342.

Advances

During the period from April 1, 2003 to September 30, 2003, R&R advanced BioGentec additional cash totaling $355,400. As of September 30, 2003, R&R has advanced a total of $539,957. These transactions have been recorded as a demand note payable. The Company has imputed interest on the note at a rate of 10% per annum. Interest expense totaled $23,802 during the six months ended September 30, 2003 and is included in Due to Related Parties.

                         BIOGENTECH CORP. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



2. RELATED PARTY TRANSACTIONS (Continued):

In September 2003, R&R advanced the Company an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide the Company with additional financing with regard to the InnoFood transaction. (See Note 3) Interest expense in the amount of $5,147 was accrued for the six months ended September 30, 2003 relating to this advance.

Employment Contracts

The President (previously the Executive Vice President) entered into an employment agreement dated November 22, 2000, amended on December 31, 2001, which pays an annual salary of up to $125,000 and certain bonuses. For the six months ended September 30, 2003, the Company expensed $62,500 of salary for the President and as of September 30, 2003 has a payable to the President totaling $92,000.

BioGentec has entered into an employment agreement with the Chief Operating Officer ("COO") that pays an annual salary of $120,000 per year. The agreement provides that the COO's base salary shall increase by increments of $50,000 per year upon the achievements of certain milestones, including the Company's obtaining financing and achieving certain levels of revenues. In addition, the agreement provides that the COO shall be eligible to receive bonuses tied to the Company's revenues. As of September 30, 2003, the Company owed the COO approximately $80,000 pursuant to this agreement. This amount is included in due to related parties in the accompanying consolidated financial statements.

3. ACQUISITION DEPOSIT:

InnoFood, Inc. Agreement

On July 31, 2003, the Company entered into a definitive agreement (the "InnoFood Agreement") to acquire InnoFood, Inc. ("InnoFood"), owner of certain rights to a proprietary food processing technology developed by Modofood S.P.A. of Brescia, Italy. The agreement provided BioGentech exclusive distribution rights (through the acquisition of InnoFood) of Modofood's proprietary food sterilization and preservation technology for North America, Central America, South America and Japan, as well as the exclusive rights to negotiate on behalf of Modofood for Southeast Asia, including Taiwan, China and Indonesia.

Under the terms of the agreement, InnoFood shareholders would receive one BioGentech common share and one BioGentech warrant for every twelve (12) shares of InnoFood common stock. InnoFood shareholders were also to receive one InnoFood preferred share for every 1,200 InnoFood common shares. The agreement calls for BioGentech to infuse $5 million of working capital prior to December 31, 2003. As of September 30, 2003, and as of the date of this filing this transaction has not yet closed.

During the three months ended September 30, 2003, the Company has advanced InnoFood the sum of $1,970,000. (See Note 8 for subsequent events).


4. WARRANT LIABILITY:


Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has recorded the relative fair value of warrants issued with registration rights on the Convertible Debenture (See Note 7) and the Convertible Preferred Stock (See Note
8) in the amount of $351,479 as a short-term liability until the Company has obtained an effective registration statement for these shares.

Additionally, the Company is required to report a value of the warrant as a fair market value and record the fluctuation to the fair value of the warrant liability to current operations. The change in fair value totaled approximately $48,000 for the three and six months ended September 30, 2003.

5. PREFERRED STOCK LIABILITY:

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has recorded the value of the net proceeds of Convertible Preferred Stock, which is immediately convertible into shares of common stock with registration rights (See Note 8) as a short-term liability until the Company has obtained an effective registration statement for these shares. Upon the completion of an effective registration statement, the net value of the shares shall be recorded as permanent equity in additional paid-in capital.


6. DEMAND NOTE PAYABLE:

In July and August 2003, the Company was advanced $500,000 from an investor. The advance is payable on demand, and accrues interest at the rate of 10% per annum. As of September 30, 2003, the Company has accrued $10,133 of interest expense related to this note payable.

                         BIOGENTECH CORP. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



7. CONVERTIBLE NOTE PAYABLE:

In September 2003, the Company sold a $600,000, three-year, 8% convertible debenture (the "Convertible Debenture"), which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share. This price is subject to adjustment should the Company issue shares of its common stock at a price less than $1.75 per share. The Convertible Debenture was sold with detachable three-year warrants (the"Debenture Warrants") to purchase 90,000 shares of the Company's common stock at $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date. For the three and six-month period ended September 30, 2003, the Company accrued $2,933 on interest expense.

The Company capitalized $83,500 of debt issues costs that are being amortized over the life of the Convertible Debenture. During the three and six-months ended September 30, 2003, the Company amortized $2,320 relating to debt issue costs.

The discount attributable to the relative fair value of the warrants, as calculated using the Black-Scholes pricing model, and the value of the beneficial equity conversion feature exceeded the face value of the convertible note. As a result, the Company has recorded a discount to additional paid in capital of $169,630 related to the relative fair value of the warrants and $346,870 of discount related to the beneficial conversion feature of the Convertible Debenture. The discount will be amortized using the effective interest rate method over the term of the debt. For the three and six-month periods ended September 30, 2003, the Company recognized $14,374 of interest expense related to the discount. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

The Company also entered into a registration rights agreement whereby the Company agreed to file a valid registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Convertible Debentures and Debenture Warrants. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $169,630, the relative fair value of the warrants, has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. (See
Note 4) If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the principal amount of the funding for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At November 19, 2003, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of $6,000.

8. STOCKHOLDERS' EQUITY

Convertible preferred stock / preferred dividend

In September 2003, the Company sold 1,000 shares of its 7.5% convertible preferred stock (the "Convertible Preferred Stock") for $1,000,000, less direct issuance costs of $115,000, which were netted against the proceeds of the offering. The Convertible Preferred Stock carries voting rights equivalent to the number of shares of common stock into which it can be converted, and has liquidation preference of $1,000 per share. The Convertible Preferred Stock is convertible into shares of the Company's common stock at the initial conversion price of $2.40 per share. This price is subject to change should the Company issue shares of its common stock at a price less than $1.75 per share. Included with the Convertible Preferred Stock were detachable three-year warrants to purchase 104,167 shares of the Company's common stock at the price of $2.88 per share (the "Preferred Warrants"). The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

The discount attributable to the value of the warrants, as calculated using the Black-Scholes pricing model, and the value of the beneficial conversion feature exceeded the net proceeds received from the sale the shares. As a result, the Company has recorded a discount to additional paid in capital of $181,849 related to the relative fair value of the relative fair value of the warrants and $703,151 related to the beneficial conversion feature of the Convertible Preferred Stock. The shares are convertible at the option of the holder and, pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversation Features or Contingently Adjustable Conversion Ratios", the discount attributable to the beneficial conversation feature of was recorded as a preferred stock dividend at the date of issuance. The Company recognized $885,000 of preferred dividends related to the discount.

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $181,849, the relative fair value of the warrants, has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. (See Note 4)

Further, the preferred shares are convertible into registered shares of the Company's common stock. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $885,000 (the net proceeds attributable to the preferred stock) has been recorded as a current liability until the Company has obtained an effective registration statement relating to these shares. (See Note 5)

If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the value of the shares and the warrants paid by the purchaser for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At November 19, 2003, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of $10,000.

Sale of Common Stock

During the six months ended September 30, 2003, the Company sold 100,000 restricted common shares in a private placement at $2.00 per share, which represented the fair market value of the common stock.

Common stock issued pursuant to the InnoFood transaction - cancelled

In August 2003, the Company issued 2,000,000 shares of its common stock pursuant to its contemplated transaction with InnoFood (see Note 8). Subsequently, the InnoFood transaction was re-negotiated, and in November 2003 the certificates representing these 2,000,000 shares were cancelled.

Common stock issued as collateral on loan

During July 2003, the Company was negotiating with a lender in Germany for a loan in the amount of approximately $2,400,000. On July 31 2003, the Company issued 3,000,000 shares of its restricted common stock as collateral for this loan. This transaction was never completed, there was no consideration to serve as basis for a transaction, and the Company is in the process of canceling the share certificates. These shares are shown as issued as of September 30, 2003, but not outstanding. The share certificates have not yet been returned by the prospective lender. The Company has contacted the holder of these certificates in order to have them returned and properly cancelled during the third quarter of fiscal year 2004.

                         BIOGENTECH CORP. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002




7. COMMITMENT AND CONTINGENCIES

Lease Agreement

As of March 31, 2003, BioGentec Incorporated, which is as of the date of this report our wholly owned subsidiary, vacated previously occupied office space and is in a dispute with the prior landlord. The landlord has filed suit against us in the County of Orange, Superior Court of California, Case #03CC02904. The Company believes that the landlord breached the agreement the litigation will be resolved favorably to the Company.


8. SUBSEQUENT EVENTS:

On October 17, 2003, the Company and InnoFood entered into a Letter of Understanding (the "LOU") in order to modify the InnoFood Agreement (see Note
3). At the time of the LOU, the Company had provided $1,970,000 in funding to InnoFood pursuant to the InnoFood Agreement. During October 2003, the Company provided an additional $250,000 in funding. The Company believes that InnoFood has acquired 49% of Modofood S.P.A of Brescia, Italy.

At the time of this filing, the Company is actively engaged in continuing negotiations to complete the InnoFood transaction, though a final agreement has not yet been reached.

Demand Note Payable

During October 2003, the company received an additional advance of $560,000 from an investor. The advance is payable upon demand and accrues interest at the rate of 10% per annum.

ITEM 2. PLAN OF OPERATION

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "SHALL," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock based compensation, fair value of financial instruments, impairment of long lived assets and commitments and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include revenue recognition, stock based compensation, fair value of financial instruments, impairment of long lived assets and commitments and contingencies. These accounting policies are further discussed in the notes to the consolidated financial statements included in the first amendment to Form 8-K filed on July 18, 2003 for the years ended March 31, 2003 and 2002 and the period from November 21, 2000 (inception) to March 31, 2003.

OUR BACKGROUND. We were incorporated in Nevada on September 26, 1997, as Aztec Ventures, Inc. Our original business was the sale of pay phone services. In June 2001, our management and business changed. On September 5, 2001, we amended our Articles of Incorporation to change our name to Togs for Tykes, Inc. due to the shift of our business to designing and marketing children's apparel. Since we were not successful in implementing that business plan due to lack of funds, in March 2003, we entered into negotiations regarding an acquisition of BioGentec Incorporated, a Nevada corporation ("BG"), in order to merge it with and into our wholly owned subsidiary, Togs for Tykes Acquisition Corporation, a Nevada corporation. By means of a shareholder vote in March 2003, we changed our name to Biogentech Corp.

We entered into an Agreement and Plan of Merger with BG that provided that BG would become our subsidiary by merging with our acquisition subsidiary. That agreement is attached as an exhibit to our report on Form 8-K filed on July 3, 2003. On July 2, 2003, our subsidiary filed Articles of Merger with the Secretary of State of Nevada to complete that acquisition for accounting purposes, the company has deemed the transaction closed as of June 30, 2003. We anticipate that the acquisition will increase the total value of the corporation to our investors. Also in July 2003, we changed our fiscal year end from December 31 to March 31.

BIOGENTEC INCORPORATED. BioGentec Incorporated ("BG") was incorporated in Nevada on November 21, 2000. BG is dedicated to the development and commercialization of consumer medical products and life style - health improvement products. BG's first product focus is in the fields of immunomodulation, menopause, pinpoint detoxification and cholesterol reduction. BG anticipates that its initial patented product, Prehistin, (formerly Allertin, will create a unique niche within the allergy relief category. In November 2000, BG acquired Allergy Limited, LLC ("Allergy Limited"). Allergy Limited sponsored the clinical research for Prehistin's formula from 1989 through 2000 and secured the first patent, in 1992 and BG secured the second in 2001.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $73,124 at September 30, 2003. We also had $1,693 in prepaid and other current assets and $5,903 in inventory making our total current assets as at September 30, 2003 equal to $80,720. We also had the following long term assets: $81,181 in debt issue costs; $70,977 in fixed assets, net, $10,850 in net website development costs, $3,850,000 represented by net value of our patents, $40,000 in deposits, and $1,970,000 acquisition deposit pursuant to the InnoFood transaction. Therefore, our total assets as of September 30, 2003 were $6,103,728. Our total current liabilities were $2,359,410 at September 30, 2003, which was represented by accounts payable and accrued expenses of $510,436, a demand note payable for $500,000, warrant liability of $303,276, and $1,045,698 due to related parties. We also had long term notes payable net of discount of $97,847 and a preferred stock liability of $885,000.

We have financed our operations primarily through cash generated from related party debt financing and from the private placement sales of equity securities. During the six months ended September 30, 2003, BG sold 100,000 common shares of its common stock for $2.00 per share and received $200,000. We also sold Preferred Stock in the amount of $1,000,000, as well as issuing a Convertible Debenture in the amount of $600,000. Additionally related parties loaned an additional $525,400 to us. Also during the three months ended September 30, 2003, we had $500,000 in a demand note payable.

As of September 30, 2003, we had working capital deficit of $3,163,690.

Our net cash used by operating activities was ($543,266) for the six months ended September 30, 2003 as compared to net cash used by operating activities of ($276,861) for the six months ended September 30, 2002, an increase of $266,405 or 96%, primarily due to an increase in accounts payable and accrued expenses.

Our cash used in investing activities was ($1,990,000) for the six-month period ended September 30, 2003, an increase of $1,970,000 was due to the InnoFood acquisition deposit.

Our net cash provided by financing activities was $2,604,100 for the six months ended September 30, 2003 compared to $322,272 for the same period a year earlier, an increase of $2,281,828 or 708%. The increase is primarily due to the sale of Preferred Stock, Convertible Debentures, and increases in the sale of common stock and loan proceeds from related parties.

See Subsequent Events section for a discussion of capital requirements related to acquisition of InnoFood and financing obtained subsequent to September 30, 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002

Revenue and Cost of Sales

We had no significant revenues for the quarters ended September 30, 2003 and 2002 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of Prehistin as an over the counter drug.

Operating Expenses

Operating expenses for the quarter ended September 30, 2003 were $390,157 compared to $241,080 for the quarter ended September 30, 2002. For both periods expenses incurred were for two major purposes: i) ongoing development of our Prehistin product and related product management and ii) general management and fund raising efforts. Operating expenses increased $149,077 due primarily to increased compensation and consulting expenses.

During the three months ended September 30, 2003, we recognized $885,000 of a preferred stock dividend relating to the issuance of convertible preferred stock. (See Notes 5 and 8). Our net loss attributable to common shareholders for three months ended September 30, 2003, after preferred dividends was ($1,322,289) or ($0.06 per share) compared to ($278,002) or ($0.02 per share)
for the corresponding period in 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002

Revenues and Cost of Sales

We had no significant revenues for the six months ended September 30, 2003 and 2002 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of Prehistin as an over the counter drug.

Operating Expenses

Operating expenses for the six months ended September 30, 2003 were $1,037,582 compared to $988,364 for the six months ended September 30, 2002. For both periods expenses incurred were for two major purposes: i) ongoing development of our Prehistin product and related product management and ii) general management and fund raising efforts. Operating expenses increased $49,218 due primarily to increased compensation and consulting expenses.

During the six months ended September 30, 2003, we recognized $885,000 of a preferred stock dividend relating to the issuance of convertible preferred stock. (See Notes 5 and 8). Our net loss attributable to common shareholders for six months ended September 30, 2003, after preferred dividends was ($1,975,415) or ($0.10) per share compared to ($1,062,646) or ($0.06) per share for the corresponding period in 2002.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next 12 months, we plan to continue moving forward with the Phase III clinical trials of our allergy prevention product, Prehistin, followed immediately by submission of an application to the FDA for marketing approval of Prehistin as an over the counter ("OTC") allergy medication. We hope to receive approval from the FDA in early 2005, enabling our US marketing launch of the product for the spring 2005 allergy season.

While continuing with the US FDA approval process, we are working to finalize the international launch strategy in the primary global markets. Discussions are progressing with potential joint venture partners for marketing, manufacturing, regulatory approval and distribution throughout the world, the most advanced of which are with companies in Japan and Canada.

In addition to seeking approval from the FDA for the primary indication of seasonal allergic rhinitis (hay fever) for Prehistin, we plan to conduct additional studies to validate the viability of approval for supplemental indications and alternative delivery mechanisms. The tests will be a combination of clinical trials and laboratory analyses.

Currently, we are negotiating with InnoFood, Inc. to finalize revisions to the definitive agreement. We anticipate completing these negotiations and fully executing the agreement by the end of December 2003.

We are also actively pursuing the acquisition and development of products that we hope will enable us to leverage our resources. Areas of focus are consumer retail products, OTC pharmaceutical products, consumer medical devices and nutritional supplements.

As of September 30, 2003, we had cash of $73,124. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the Prehistin application to the United States FDA and to execute a marketing launch of the Prehistin product. We will also need to raise funds to gain full benefit of the InnoFood agreement, execute studies for the further development of the Prehistin product line and to complete the acquisition of additional products. Along with our investment bankers, we plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

Other than the research and development related to our Prehistin product, we do not plan to engage in any other research and development unless we are able to raise additional funds. We do anticipate the purchase of significant equipment within the next 12 months for either our Prehistin product or for marketing the InnoFood product line. We do not anticipate any significant hiring over the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
---------------------------

As of March 31, 2003, BioGentec Incorporated, which is as of the date of this report our wholly owned subsidiary, vacated previously occupied office space and is in a dispute with the prior landlord. The landlord has filed suit against us in the County of Orange, Superior Court of California, Case #03CC02904. We believe that the landlord breached the agreement and hope that we will resolve the litigation with a favorable outcome. The landlord holds a sufficient security deposit to cover the disputed amount.

ITEM 2. CHANGES IN SECURITIES.
-------------------------------

Sale of Common Stock

During the six months ended September 30, 2003, we sold 100,000 restricted common shares in a private placement at $2.00 per share, which represented the fair market value of the common stock.

Common stock issued pursuant to the InnoFood transaction - cancelled

In August 2003, we issued 2,000,000 shares of our common stock pursuant to its contemplated transaction with InnoFood. Subsequently, the InnoFood transaction was re-negotiated, and in November 2003 the certificates representing these 2,000,000 shares were cancelled.

Common stock issued as collateral on loan

During July 2003, we were negotiating with a lender in Germany for a loan in the amount of approximately $2,400,000. On July 31 2003, we issued 3,000,000 shares of our restricted common stock as collateral for this loan. This transaction was never completed, there was no consideration to serve as basis for a transaction, and we are in the process of canceling the share certificates. These shares are shown as issued as of September 30, 2003, but not outstanding. The share certificates have not yet been returned by the prospective lender. We have contacted the holder of these certificates in order to have them returned and properly cancelled during the third quarter of fiscal year 2004.

CONVERTIBLE NOTE PAYABLE:

In September 2003, we sold a $600,000, three-year, 8% convertible debenture (the "Convertible Debenture"), which is convertible into shares of our common stock at the initial conversion price of $2.00 per share. This price is subject to adjustment should we issue shares of our common stock at a price less than $1.75 per share. The Convertible Debenture was sold with detachable three-year warrants (the "Debenture Warrants") to purchase 90,000 shares of our common stock at $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of our common stock below the current fair market value on the contract date. For the three and six-month period ended September 30, 2003, we accrued $2,933 on interest expense.

Convertible preferred stock / preferred dividend

In September 2003, we sold 1,000 shares of its 7.5% convertible preferred stock (the "Convertible Preferred Stock") for $1,000,000, less direct issuance costs of $115,000, which were netted against the proceeds of the offering. The Convertible Preferred Stock carries voting rights equivalent to the number of shares of common stock into which it can be converted, and has liquidation preference of $1,000 per share. The Convertible Preferred Stock is convertible into shares of our common stock at the initial conversion price of $2.40 per share. This price is subject to change should we issue shares of our common stock at a price less than $1.75 per share. Included with the Convertible Preferred Stock were detachable three-year warrants to purchase 104,167 shares of our common stock at the price of $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of our common stock below the current fair market value on the contract date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5. OTHER INFORMATION
--------------------------

None during the reporting period.

However, subsequent to the reporting period, on October 1, 2003, we filed a report on Form 8-K for September 25, 2003, concerning the sale of $1,000,000 of convertible preferred stock to Gryphon Master Fund, L.P. The Form 8-K included
Item 5 - Other Events and Required Disclosure, and Item 7 - Exhibits, attaching as 4.1, a Certificate of Designations for 7.5% Convertible Preferred Stock, 10.1, the Share Purchase Agreement between Biogentech Corp. and Gryphon Master Fund, L.P., 10.2, a Warrant Agreement and 10.3, a Registration Rights Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.


         32. Section 1350 Certifications.

     (b) Reports on Form 8-K

On July 3, 2003, we filed a Form 8-K for July 1, 2003, announcing the acquisition of Biogentec Incorporated (BI) as our wholly-owned subsidiary, which we acquired by means the merger between our wholly-owned subsidiary and BI. The Form 8-K included Item 1 - Change in Control, Item 2 - Acquisition of Assets,
Item 6 - Resignation of Directors, and Item 7- Financial Statements. This report contained exhibits 2.1, Agreement and Plan of Merger between Togs for Tykes, Inc., Togs for Tykes Acquisition Corporation and Biogentec Incorporated, and Exhibits 17.1 and 17.2, containing the resignations of our previous management.

On July 16, 2003 we filed a report on Form 8-K which included Item 8, Change in Fiscal Year. On July 15, 2003, our Board of Directors approved a change in our fiscal year end from December 31st to March 31st. Our next fiscal year will begin on April 1st and end on March 31st of each year, effective with the year beginning April 1, 2004.

On July 31, 2003 we filed a report on Form 8-K containing Item 5 - Other Events, containing our press release announcing the agreement to acquire Innofood, Inc. On July 31, 2003 we entered into a definitive agreement to acquire InnoFood, Inc. ("InnoFood"), owner of certain rights to a proprietary food processing technology developed by Modofood S.P.A. of Brescia, Italy. The agreement provides exclusive manufacturing and distribution rights of Modofood's proprietary food sterilization and preservation technology for North America, Central America, South America and Japan, as well as the exclusive rights to negotiate on behalf of Modofood for Southeast Asia, including Taiwan, China and Indonesia. Under terms of the agreement, InnoFood shareholders will receive one share of our common stock and a warrant to purchase one share of our common stock for every twelve shares of InnoFood common stock. InnoFood shareholders will also receive one share of our preferred stock for every 1,200 InnoFood common shares. The agreement calls for us to infuse $5 million of working capital prior to December 31, 2003.

On September 16, 2003 we filed a report on Form 8-K regarding the issuance of $600,000 of convertible notes. The Form 8-K included Item 5 - Other Events and Required Disclosure, and Item 7 - Exhibits, attaching Exhibit 10.1. On September 8, 2003 we entered into an 8% convertible note in the amount of $600,000 with Gryphon Master Fund, L.P., and also issued Gryphon three-year warrants to purchase, at any time, 90,000 common shares of Biogentech Corp.'s at $2.88 per share. The convertible is due and payable in three years and is convertible, at any time, to Biogentech Corp. common shares at $2.00 per share. Finally, we entered into a registration rights agreement wherein we are required to file, within 30 days of the execution of the Note, a registration statement to register the underlying shares issuable to Gryphon. The purchase agreement, which is attached as exhibit 10.1 to this report on Form 8-K, includes as exhibits the following: the note, the warrant agreement and the registration rights agreement.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biogentech Corp., a Nevada corporation





November 28, 2003               By:     /s/ Chaslav Radovich
                                       ----------------------------------------
                                       Chaslav Radovich



Its: Chief Executive Officer, President, Director