Form 10QSB
period 2003-12-31
BIOGENTECH CORP
filed 2004-02-23
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934     For the transition period from             to
                                                        ----------    ----------

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

                   2445 McCabe Way, Suite 150, Irvine, California 92614
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

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

Yes      (X)              No       ( )


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of February 13, 2004 there were 23,864,708 shares of the issuer's $0.001 par value common stock issued and 20,864,708 outstanding*.

Also as of February 13, 2004 there were 1,000 shares of the issuer's $0.001 par value preferred stock issued and outstanding.

*Represents stock issued and outstanding in BioGentech Corp., the reporting issuer. The attached financial statements reflect a total of 23,864,708 shares issued and outstanding as of December 31, 2003. That will be the number of shares issued and outstanding when the BioGentech Corp. (the reporting issuer) stock is issued to the BioGentec Incorporated (the wholly-owned subsidiary of reporting issuer) shareholders in exchange for their BioGentec Incorporated stock. Included therein are 3,000,000 shares of BioGentech's common stock that have been issued as collateral for a transaction that did not occur, and these shares are expected to be cancelled and are not shown as outstanding.

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                 ASSETS

                                                                                       December 31,
                                                                                          2003
                                                                                   --------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                      $            28,133
    Prepaid expenses and other current assets                                                    1,789
    Inventory                                                                                    5,903
                                                                                   --------------------

           Total current assets                                                                 35,825

DEBT ISSUE COSTS, net                                                                           74,222

ACQUISITION DEPOSIT (see Note 10)                                                            2,220,000

PROPERTY AND EQUIPMENT, net                                                                     68,223

WEBSITE DEVELOPMENT COSTS, net                                                                   8,825

PATENTS, net                                                                                 3,850,000

DEPOSIT                                                                                         40,000
                                                                                   --------------------
                                                                                   $         6,297,095
                                                                                   ====================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $           639,778
    Due to related parties                                                                   1,026,169
    Warrant liability                                                                          351,027
    Convertible preferred stock                                                                885,000
    Demand Loans payable                                                                     1,060,000
    Preferred dividend payable                                                                  18,750
                                                                                   --------------------
           Total current liabilities                                                         3,980,724

CONVERTIBLE NOTE PAYABLE, net of discount of $386,302                                          213,698
                                                                                   --------------------
           Total Liabilities                                                                 4,194,422
                                                                                   --------------------
COMMITMENTS AND CONTINGENCIES                                                                        -

STOCKHOLDERS' EQUITY:

    Common stock, $0.001 par value; 50,000,000 shares authorized;
      23,864,708 shares issued and 20,864,708 outstanding                                       20,865

    Additional paid-in capital                                                               8,054,934

    Deficit accumulated during the development stage                                        (5,973,126)
                                                                                   --------------------
           Total stockholders' equity                                                        2,102,673
                                                                                   --------------------
                                                                                   $         6,297,095
                                                                                   ====================




              The accompanying notes form an integral part of these
                       consolidated financial statements.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                         Three months ended December 31,
                                                     ------------------------------------------
                                                            2003                   2002
                                                     -------------------    -------------------
Net sales                                            $              181     $                -

Cost of sales                                                         -                      -
                                                     -------------------    -------------------

Gross loss                                                          181                      -
                                                     -------------------    -------------------

Operating expenses:
     Depreciation and amortization                                5,248                  5,338
     General and administrative expenses                        486,625                410,361
                                                     -------------------    -------------------

            Total operating expenses                            491,873                415,699
                                                     -------------------    -------------------

Loss from operations                                           (491,692)              (415,699)

Interest expense                                               (176,356)               (31,029)
                                                     -------------------    -------------------

Loss before provision for income taxes                         (668,048)              (446,728)

Provision for income taxes                                            -                      -
                                                     -------------------    -------------------

Net loss                                                       (668,048)              (446,728)

Preferred dividend                                              (18,750)                     -
                                                     -------------------    -------------------

Net loss attributable to common shareholders         $         (686,798)    $         (446,728)
                                                     ===================    ===================

Loss per common share attributable to
  common shareholders basic and diluted              $            (0.03)    $            (0.03)
                                                     ===================    ===================

Number of weighted average shares -
  basic and diluted                                          20,811,708             17,383,164
                                                     ===================    ===================





              The accompanying notes form an integral part of these
                       consolidated financial statements.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) (CONTINUED)


                                                                                            Cumulative from
                                                    Nine months ended December 31,         November 21, 2000
                                                ---------------------------------------      (inception) to
                                                      2003                  2002           December 31, 2003
                                                ------------------    -----------------    -------------------
Net sales                                       $           3,344     $              -     $            3,791

Cost of sales                                                 478                7,323                 16,918
                                                ------------------    -----------------    -------------------

Gross profit (loss)                                         2,866               (7,323)               (13,127)
                                                ------------------    -----------------    -------------------

Operating expenses:
     Depreciation and amortization                         15,746               15,632                 59,942
     General and administrative expenses                1,513,709            1,393,330              4,485,360
                                                ------------------    -----------------    -------------------

            Total operating expenses                    1,529,455            1,408,962              4,545,302
                                                ------------------    -----------------    -------------------

Loss from operations                                   (1,526,589)          (1,416,285)            (4,558,429)

Interest expense                                         (231,874)             (93,089)              (510,947)
                                                ------------------    -----------------    -------------------

Loss before provision for income taxes                 (1,758,463)          (1,509,374)            (5,069,376)

Provision for income taxes                                      -                    -                      -
                                                ------------------    -----------------    -------------------

Net loss                                               (1,758,463)          (1,509,374)            (5,069,376)

Preferred dividend                                       (903,750)                   -               (903,750)
                                                ------------------    -----------------    -------------------

Net loss attributable to common
  shareholders                                  $      (2,662,213)    $     (1,509,374)    $       (5,973,126)
                                                ==================    =================    ===================

Loss per common share -
  basic and diluted                             $           (0.13)    $          (0.09)    $            (0.33)
                                                ==================    =================    ===================

Number of weighted average shares -
  basic and diluted                                    20,453,977           17,128,920             17,917,317
                                                ==================    =================    ===================




              The accompanying notes form an integral part of these
                       consolidated financial statements.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                           Deficit
                                                                                         Accumulated      Total
                                              Common stock       Additional               during the   stockholders'
                                         ----------------------   paid-in     Deferred   development     equity
                                           Shares     Amount      Capital   compensation    stage       (deficit)
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










                                                    BIOGENTECH CORP. AND SUBSIDIARY
                                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                           Deficit
                                                                                         Accumulated      Total
                                              Common stock      Additional               during the   stockholders'
                                         ----------------------   paid-in     Deferred   development     equity
                                           Shares     Amount      Capital   compensation    stage       (deficit)
                                         ------------ ---------   ---------- ------------ ------------ --------------
Issuance of common stock for cash -
  September 2001 @ $1.00                      15,000        15       14,985            -            -         15,000
Issuance of common stock for services -
  September 2001 @ $1.00                      11,000        11       10,989            -            -         11,000
Issuance of stock options for services -
  September 2001                                   -         -       32,000            -            -         32,000
Issuance of common stock for cash -
  October 2001 @ $1.00                         5,000         5        4,995            -            -          5,000
Issuance of common stock for cash -
  December 2001 @ $1.00                       30,000        30       29,970            -            -         30,000
Issuance of common stock for services -
  December 31, 2001 @ $1.00                   33,000        33       32,967            -            -         33,000
Issuance of common stock for services,
  related party - December 2001 @ $1.00      117,500       118      117,382            -            -        117,500
Issuance of common stock for prepaid
  advertising - December 2001 @ $1.00         15,600        15       15,585            -            -         15,600
Issuance of common stock for property
  and equipment - January 2002 @ $3.00         1,000         1        2,999            -            -          3,000
Issuance of common stock for services,
  related party - January 2002 @ $1.00        33,000        33       32,967            -            -         33,000
Issuance of common stock for cash -
  February 2002 @ $2.00                       20,000        20       39,980            -            -         40,000
Issuance of common stock for cash -
  March 2002 @ $2.00                          12,500        12       24,988            -            -         25,000
Contributed capital                                -         -      211,269            -            -        211,269
Deferred compensation                              -         -            -      (60,108)           -        (60,108)
Net loss                                           -         -            -            -   (1,028,397)    (1,028,397)
                                         ------------ --------- - ---------- ------------ ------------ --------------

Balance at March 31, 2002                 16,965,708    16,966    1,005,492      (60,108)  (1,223,261)      (260,911)

Issuance of common stock for services -
April 2002 @ $2.00                             3,000         3        5,997            -            -          6,000
Issuance of common stock for cash -
April 2002 @ $1.00                            10,000        10        9,990            -            -         10,000
Issuance of common stock for cash -
 April 2002 @ $2.00                           17,500        17       34,983            -            -         35,000
Issuance of common stock for cash -
 May 2002 @ $1.00                             10,000        10        9,990            -            -         10,000
Issuance of common stock for cash -
 May 2002 @ $2.00                             16,000        16       31,984            -            -         32,000
Issuance of stock options for services -
  May 2002                                         -         -      350,000            -            -        350,000
Contributed capital - bonus expense                -         -       50,000            -            -         50,000
Issuance of common stock for cash -
  June 2002 @ $1.00                            5,000         5        4,995            -            -          5,000
Issuance of common stock for cash -
  June 2002 @ $2.00                            5,000         5        9,995            -            -         10,000
Issuance of common stock for cash -
  July 2002 @ $1.00                            5,000         5        4,995            -            -          5,000
Issuance of common stock for cash -
   August 2002 @ $2.00                        10,000        10       19,990            -            -         20,000
Issuance of common stock for cash -
  September 2002 @ $2.00                      10,000        10       19,990            -            -         20,000
Issuance of stock options below fair
  market value - November 2002                     -         -      250,000     (250,000)           -              -
Issuance of common stock for conversion
  of note - December 2002 @ 2.00              50,000        50       99,950            -            -        100,000
Issuance of common stock for cash -
  December 2002 @ $2.00                       20,000        20       39,980            -            -         40,000
Issuance of common stock for services -
  December 2002 @ $2.00                       15,000        15       29,985            -            -         30,000
Issuance of common stock for patents -
  December 2002 @ $2.00                    2,000,000     2,000    3,998,000            -            -      4,000,000

Contributed capital                                -         -      292,718            -            -        292,718
Issuance of common stock for exercise
  of options - December 2002                 574,000       574      574,028            -            -        574,602

Deferred compensation                              -         -            -       60,108            -         60,108

Contributed capital                                -         -        5,000            -            -          5,000








                                                    BIOGENTECH CORP. AND SUBSIDIARY
                                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                                                           Deficit
                                                                                         Accumulated      Total
                                              Common stock      Additional               during the   stockholders'
                                         ----------------------   paid-in     Deferred   development     equity
                                           Shares     Amount      Capital   compensation    stage       (deficit)
                                         ------------ ---------   ---------- ------------ ------------ --------------
Issuance of options for services -
 January 2003                                      -         -       25,000            -            -         25,000
Issuance of common stock for cash
 February 2003 @ $2.00                        11,500        12       22,988            -            -         23,000
Issuance of common stock for cash
 March 2003 @ $2.00                            5,000         5        9,995            -            -         10,000
Deferred compensation                              -         -            -       54,000            -         54,000

Net loss                                           -         -            -            -   (2,087,652)    (2,087,652)
                                         ------------ ---------  ---------- ------------ ------------ --------------

Balance at March 31, 2003                 19,732,708    19,733    6,906,045     (196,000)  (3,310,913)     3,418,865

Issuance of common stock for cash
April 2003 @ $2.00 (unaudited)                70,000        70      139,930            -            -        140,000
Issuance of common stock for cash
  May 2003 @ $2.00 (unaudited)                30,000        30       59,970            -            -         60,000
Acquisition of BioGentec Inc. by
    Togs for Tykes (unaudited)             1,032,000     1,032     (101,032)           -            -       (100,000)

  Deferred compensation                            -         -            -      196,000            -        196,000
Fair value allocation of warrant liability
  of Preferred Stock (audited)                     -         -     (181,849)           -            -       (181,849)
Value of beneficial conversion feature
  of convertible debenture issued in
  September 2003 (unaudited)                       -         -      346,870            -            -        346,870
Amortization on discount of
  Preferred Stock treated as dividend
  (unaudited)                                      -         -      885,000            -     (885,000)             -
Preferred stock dividend (unaudited)               -         -                         -      (18,750)       (18,750)

Net loss (unaudited)                               -         -            -            -   (1,758,463)    (1,758,463)
                                         ------------ ---------  ---------- ------------ ------------ --------------
Balance at December 31, 2003 (unaudited)  20,864,708  $ 20,865  $ 8,054,934 $          - $ (5,973,126) $   2,102,673
                                         ============ ========= ========== ============= ============ ==============






              The accompanying notes form an integral part of these
                       consolidated financial statements.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                              Nine months         Nine months         Cumulative from
                                                                ended               ended           November 21, 2000
                                                              December 31,        December 31,         (inception) to
                                                                 2003                2002           December 31, 2003
                                                           -----------------   -----------------  ----------------------
Cash flows from operating activities:
      Net loss                                              $    (1,758,463)    $    (1,509,374)    $      (5,069,376)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                  15,277              15,632                59,473
      Common stock issued for services                                    -              36,000               307,358
      Change in value of warrant liability                             (452)                  -                  (452)
      Amortization of debt issue costs                                9,278                   -                 9,278
      Exercise of stock options for services                              -              26,961                26,960
      Amortization of discount on notes                             130,198              93,089               403,826
      Issuance of stock options for services                              -             350,000               407,000
      Capital contribution - bonus (related party)                        -              50,000                50,000
      Amortization of prepaid advertising                                 -              11,700                15,600
      Amortization of Deferred compensation                         196,000              60,108               250,000
      Discount on common stock issued for
        settlement of debt                                                -              50,000                50,000
      Impairment expense                                                  -              55,832                55,832

    Changes in assets and liabilities:
      Decrease(increase) prepaid express and other assets             1,697              16,200                (1,789)
      Increase in accounts payable and                                    -                   -                     -
        accrued expenses                                            362,704               8,795               719,778
      (Increase) decrease in inventory                                   97              (5,750)                  347
      Increase in amount due to related parties                     204,907             310,030               850,594
                                                           -----------------   -----------------   -------------------

          Net cash (used for) operating activities                 (838,757)           (430,777)           (1,865,571)
                                                           -----------------   -----------------   -------------------

Cash flows used for investing activities:
    Purchase of property and equipment                              (19,550)             (3,500)              (79,620)
    Increase in patent costs                                              -              (1,450)              (24,711)
    Increase in Restricted cash                                                        (100,000)
    Merger fees and costs                                                 -                   -              (100,000)
    Increase in acquisition deposits                             (2,220,000)                  -            (2,220,000)
    Increase in other deposits                                            -                   -               (40,000)
    Increase in capitalized website                                    (450)                  -               (14,430)
                                                           -----------------   -----------------   -------------------

          Net cash used for investing activities                 (2,240,000)           (104,950)           (2,478,671)
                                                           -----------------   -----------------   -------------------

Cash flows provided by (used for) financing activities:
    Increase in Bank Overdraft                                                            9,912
    Payment on contract                                                   -             (11,000)             (161,000)
    Proceeds from advances - related party                          525,400                                   831,007
    Proceeds from issuance of notes payable                       1,576,500              50,000             1,576,500
    Proceeds from sale of common stock                              200,000             187,000               806,500
    Proceeds from sale of preferred stock                           885,000                   -               885,000
    Contributed capital                                                   -             292,718               571,668
    Payments on advances - related party                            (82,300)                                 (137,300)
                                                           -----------------   -----------------   -------------------

          Net cash provided by financing activities               3,104,600             528,630             4,372,375
                                                           -----------------   -----------------   -------------------

Net increase (decrease) in cash and
  and cash equivalents                                               25,843              (7,097)               28,133
Cash and cash equivalents,
  beginning of period                                                 2,290               7,097                     -
                                                           -----------------   -----------------   -------------------

Cash and cash equivalents, end of period                    $        28,133     $            -       $         28,133
                                                           =================   =================   ===================


Cash paid during the period for:
    Interest expense                                        $             -     $             -     $               -
                                                           =================   =================   ===================
    Income taxes                                            $             -     $             -     $               -
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

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                  NON-CASH INVESTING AND FINANCING ACTIVITIES:


Nine months ended December 31, 2002:

During the nine months ended December 31, 2002, the Company issued 18,000 shares of its common stock valued at $36,000 for consulting services provided, which represented the fair market value on the date of issuance.

During the nine months ended December 31, 2002, R&R advanced the Company cash and also paid certain expenses directly on behalf of the Company totaling $292,718. The Company has recorded these transactions as a contribution to capital as of December 31, 2002.

On May 5, 2002, a related party transferred 25,000 shares of the Company's common stock valued at $50,000 to an employee of the Company as a bonus. The fair market value on the date of the issuance was $2.00 per share. The Company has recorded this transaction as a contribution to capital and salary expense as of December 31, 2002.

In September 2002, a shareholder loaned the Company $50,000, which was convertible into 50,000 shares of the Company's common stock. The fair market value of the common stock was $2.00 per share, therefore, the Company recorded a $50,000 expense relating to this note. Subsequently, on December 31, 2002, the note holder converted the $50,000 promissory note into 50,000 shares of the Company's common stock.

During the year ended March 31, 2002, the Company issued 216,358 shares of its common stock valued at $1.00 per share or $216,358 as consideration for past and future consulting services provided by a related party. The Company recognized $60,108 of deferred compensation expense relating to these services during the nine months ended December 31, 2002.

During the year ended March 31, 2001, the Company issued 15,600 shares of its common stock valued at $15,600 for prepaid advertising expense. The Company recognized $11,700 of advertising expense relating to the issuance during the nine months ended December 31, 2002.

The Company recorded interest expense totaling $93,089 relating to the discount on a note payable.

For the nine months ended December 31, 2003:

In September 2003, the Company sold a convertible debenture with detachable warrants. The Company calculated the value of the warrants and the convertible feature of the debenture utilizing the Black-Scholes model. The $169,630 value of the warrants is included in the warrant liability due to registration rights in accordance with EITF 00-19. The $346,870 value of the beneficial conversion debenture was charged to additional paid-in capital.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002


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

Reverse acquisition

BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St Petka, Inc. On May 4, 2001, BG formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp.("TTAC"), a wholly owned subsidiary formed for the purpose of acquiring BG. TTAC is the wholly owned subsidiary of the registrant, BioGentech Corp. ("BGTH") (formerly Togs for Tykes, Inc.). As allowed under SFAS 141, the Company designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,732,705 shares of $0.0001 par value stock) will be exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of BioGentech Corp. common stock. At the date of the transaction, BGTH had 5,532,000 shares of common stock outstanding of which 4,500,000 will be cancelled as part of the transaction leaving 23,864,708 shares outstanding. As of the date of this filing, the share exchange is in progress, and not all of BG's shares have been exchanged for BGTH's common stock and the 4,500,000 shares have been cancelled. An internal review of BG's shareholder register and related supporting documents was undertaken concurrently with the merger and prior to passing such records to the transfer agent for the issuance of the exchanged shares. The review project is complete and the stock register will be forwarded to the transfer agent for processing.

This transaction was consummated with the filing of the Articles of Merger with the State of Nevada on July 2, 2003 BG shareholders then effectively controlled approximately 95% of the issued and outstanding common stock of BGTH. Since the shareholders of BG obtained control of BGTH, according to FASB Statement No. 141
- "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

i) BG is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of BG have been presented for the comparative prior period; and

ii) Control of the net assets and business of BGTH was acquired for accounting purposes effective June 30, 2003. This transaction has been accounted for as a purchase of the assets and liabilities of BGTH by BG during the three months ended June 30 2003. The historical cost of the net assets acquired was $0 and $100,000 cash was paid for costs and fees associated with the merger.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through December 31, 2003, the Company is still in the development stage and has not been able to generate sufficient revenue from its operations to cover its costs and operating expenses. The Company has been able to raise a limited amount of funds via the sale of its common and convertible preferred stock, and through the issuance of its notes payable and convertible debenture, in order to fund its operations; however, it is not known whether the Company will be able to continue this practice, be able to obtain other types of financing, or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates revenue to grow depending on the outcome of the negotiation with InnoFood, Inc. (see Note 3 for further discussion) Because the InnoFood agreement was terminated as of January 8, 2004, the Company may not have any substantial revenue and will not have any means of generating cash flows from its operations without making other arrangements. However, management believes that the private equity financing, public equity financing and new product offerings will enable the Company to generate positive cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During April 2003, a definitive agreement was signed between BioGentec Incorporated and BGTH to merge BioGentec into BGTH's wholly owned subsidiary, Togs for Tykes Acquisition Corp. The merger was consummated with the filing of the merger agreement with the State of Nevada in July 2003. As a result of the merger, the Company hopes to gain access to public equity markets and additional financing.

On July 28 2003, the Company signed a definitive agreement to acquire InnoFood, Inc. The Company currently has disputes with the sellers of InnoFood and the purchase agreement may be terminated subject to the outcome of the negotiations or may be restructured with the parent company Modofood. On January 8, 2004, the agreement was terminated and the Company believes it is entitled to receive the refund of deposits of $2,220,000.(see Notes 3 and 10 for further discussion)

Stock Options

The Company did not grant any new options and no options were cancelled or exercised during the nine months ended December 31, 2003. As of December 31, 2003, 1,150,000 options were outstanding, all of which are fully vested. Accordingly, no additional disclosure is required under SFAS 148.

Earnings (loss) per share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings (loss) per share is computed by dividing income available to common stockholders (net income less preferred dividends) by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same. Additional potential common shares would be anti-dilutive. As of December 31, 2003 the Company has approximately 2,060,834 common stock equivalents.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

During October 2003, the FASB issued Staff Position No. FIN 46, deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46.

On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," (FIN-46R) primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact to the Company's financial position, results of operations or liquidity resulting from the adoption of this interpretation.

In December 2003, the FASB issued Statement of Financial Accounting Standards
(FAS) No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard replaces FAS-132 of the same title, which was previously issued in February 1998. The revised FAS-132 was issued in response to concerns expressed by financial statement users about their need for more transparency of pension information. The revised standard increases the existing GAAP disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under: FAS-87, "Employers' Accounting for Pensions"; FAS-88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and FAS-106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised standard requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, for the first time, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The revised FAS-132 is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

2. RELATED PARTY TRANSACTIONS:

Consulting Contract

BioGentec has a consulting contract with R&R Holdings, Inc ("R&R") whereby R&R would provide managerial consulting services to the Company at the rate of $125,000 per year. As stated in the agreement, the rate increased to $135,000 per year upon BioGentec's public company merger with BGTH. R&R is also a shareholder of BioGentec. For the three months and nine months ended December 31, 2003, the Company expensed $33,750 and $98,750, respectively under this contract. For the three months and nine months ended December 31, 2002, the Company expensed $31,250 and $93,750, respectively. As of December 31, 2003, the Company has a payable to R&R under the contact totaling $174,892 which is included in due to related parties.

Advances

During the period from April 1, 2003 to December 31, 2003, R&R advanced BioGentec additional cash totaling $287,100. During the three months and nine months ended December 31, 2003, the Company repaid R&R in the amount of $59,500. As of December 31, 2003, R&R has outstanding advances totaling $474,107. The advances, excluding the transactions being classified as contributions to capital, have been recorded as demand loans payable. The Company has imputed interest on the note at a rate of 10% per annum. Interest expense totaled $12,596 and $33,235 during the three months and nine months ended December 31, 2003, respectively and is included in Due to Related Parties. As of December 31, 2003, the Company has outstanding accrued interest payable of $36,398 on these advances from R&R, which is included in due to related parties.

In September 2003, R&R advanced the Company an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide the Company with additional financing with regard to the InnoFood transaction. (See Note 3 and Note 10) Interest expense in the amount of $4,250 and $9,397 was accrued for the three months and nine months ended December 31, 2003 relating to this advance. As of December 31, 2003, the Company has outstanding accrued interest payable of $9,397 on these advances which is included in due to related parties.

Employment Contracts

The President (previously the Executive Vice President) entered into an employment agreement dated November 22, 2000, amended on December 31, 2001, which pays an annual salary of up to $125,000 and certain bonuses. The Company expensed $31,250 for each of the three-month period ended December 31, 2003 and 2002 and $93,750 for each of the nine-month period ended December 31, 2003 and 2002. As of December 31, 2003, the Company has a payable to the President totaling $123,250 which is included in due to related parties.

BioGentec has entered into an employment agreement with the Chief Operating Officer ("COO") that pays an annual salary of $120,000 per year. The agreement provides that the COO's base salary shall increase by increments of $50,000 per year upon the achievements of certain milestones, including the Company's obtaining financing and achieving certain levels of revenues. In addition, the agreement provides that the COO shall be eligible to receive bonuses tied to the Company's revenues. The Company expensed $46,875 and $96,875 for the three months and nine months ended December 31, 2003, respectively, and expensed $20,000 for the three months and nine months ended December 31, 2002. During the three months ended December 31, 2003, the Company paid $88,750 under this employment agreement. As of December 31, 2003, the Company owed the COO approximately $38,125 pursuant to this agreement. This amount is included in due to related parties in the accompanying consolidated financial statements.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

3. ACQUISITION DEPOSIT:

InnoFood, Inc. Agreement

On July 28, 2003, the Company entered into a definitive agreement (the "InnoFood Agreement") to acquire InnoFood, Inc. ("InnoFood"), owner of certain rights to a proprietary food processing technology developed by Modofood S.P.A. of Brescia, Italy. The agreement provided BioGentech exclusive distribution rights (through the acquisition of InnoFood) of Modofood's proprietary food sterilization and preservation technology for North America, Central America, South America and Japan, as well as the exclusive rights to negotiate on behalf of Modofood for Southeast Asia, including Taiwan, China and Indonesia.

Under the terms of the agreement, InnoFood shareholders would receive one BioGentech common share and one BioGentech warrant for every twelve (12) shares of InnoFood common stock. InnoFood shareholders were also to receive one InnoFood preferred share for every 1,200 InnoFood common shares. The agreement called for BioGentech to infuse $5 million of working capital prior to December 31, 2003.

During the three months and nine months ended December 31, 2003, the Company has advanced InnoFood the sum of $250,000 and $2,220,000, respectively.

On October 17, 2003 the Company entered into a Letter of Understanding ("LOU") with InnoFood to restructure the relationship between the Company and InnoFood. The Company believes that InnoFood may have misled the Company's management regarding certain material matters. As a result, the definitive agreements were never prepared and parties did not finalize the matters referenced in the LOU.

On January 8, 2004, InnoFood sent the Company a letter explaining that InnoFood was terminating the original InnoFood agreement and the October 17, 2003 LOU. InnoFood claimed that the Company breached both the original Agreement and the LOU by failing to provide the funding provided for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back the $2,160,000 (net of interest of $60,000 InnoFood charged to the Company for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. As of February 16, 2004, the Company has not yet accepted the terms of this promissory note and is still in negotiation with InnoFood regarding the purchase.

The Company believes that InnoFood breached not only the original InnoFood Agreement but also the LOU. The Company intends to vigorously pursue InnoFood and all other responsible parties, but has not determined whether it will file suit against InnoFood and any other parties. The Company may also consider pursuing legal action against Modofood S.P.A.; if it is unable to resolve these matters informally through negotiations now taking place. In the meantime, the Company is attempting to resolve this dispute without court intervention.

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

Additionally, the Company is required to report a value of the warrant as a fair market value and record the fluctuation to the fair value of the warrant liability to current operations. The fair value increased by $47,751 during the three months ended December 31, 2003 and decreased by $452 for the nine months ended December 31, 2003.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002



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

6. DEMAND LOANS PAYABLE:

In July and August 2003, the Company was loaned $500,000 from an investor. The Loans are payable on demand, and accrue interest at the rate of 10% per annum. During the three months ended December 31, 2003, the Company received additional loans of $560,000 from this investor. As of December 31, 2003, the Company has outstanding accrued interest of $34,833 related to these loans payable.

7. CONVERTIBLE NOTE PAYABLE:
In September 2003, the Company sold a $600,000, three-year, 8% convertible debenture (the "Convertible Debenture"), which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share. This price is subject to adjustment should the Company issue shares of its common stock at a price less than $1.75 per share. The Convertible Debenture was sold with detachable three-year warrants (the "Debenture Warrants") to purchase 90,000 shares of the Company's common stock at $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

The Company capitalized $83,500 of debt issues costs that are being amortized over the life of the Convertible Debenture. During the three months and nine months ended December 31, 2003, the Company amortized $2,320 and $9,278, respectively, relating to debt issue costs.

The discount attributable to the relative fair value of the warrants, as calculated using the Black-Scholes pricing model, and the value of the beneficial equity conversion feature exceeded the face value of the convertible note. As a result, the Company has recorded a discount to additional paid in capital of $169,630 related to the relative fair value of the warrants and $346,870 of discount related to the beneficial conversion feature of the Convertible Debenture. The discount will be amortized using the effective interest rate method over the term of the debt. For the three and nine-month periods ended December 31, 2003, the Company recorded the amortization of discount in the amounts of $130,198 and $115,851, respectively, as interest expense. The Company accrued $12,000 and $14,933 of interest expense (8% per annum of the face value of the note) for the three months and nine months ended December 31, 2003, respectively. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

The Company also entered into a registration rights agreement whereby the Company agreed to file a valid registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Convertible Debentures and Debenture Warrants. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $169,630, the relative fair value of the warrants, has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares (See
Note 4). If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the principal amount of the funding for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At December 31, 2003, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of $16,258.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002


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

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $181,849, the relative fair value of the warrants, has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. (See Note 4)

Further, the preferred shares are convertible into registered shares of the Company's common stock. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $885,000 (the net proceeds attributable to the preferred stock) has been recorded as a current liability until the Company has obtained an effective registration statement relating to these shares. (See Note 5)

The Company accrued $18,750 for the preferred dividend for the three months and nine months ended December 31, 2003, which is classified as preferred dividend payable as of December 31, 2003.

If the Company does not file such an effective registration statement within 30 days of the closing date, or October 25, 2003, the Company is subject to penalties as follows: 1% of the value of the shares and the warrants paid by the purchaser for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At December 31, 2003, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of $38,193.

Sale of Common Stock

During the nine months ended December 31, 2003, the Company sold 100,000 restricted common shares in a private placement at $2.00 per share, which represented the fair market value of the common stock.

Common stock issued pursuant to the InnoFood transaction - cancelled

In August 2003, the Company issued 2,000,000 shares of its common stock pursuant to its contemplated transaction with InnoFood (see Note 3). Subsequently, the InnoFood transaction was re-negotiated, and in November 2003 the certificates representing these 2,000,000 shares were cancelled.

                         BIOGENTECH CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002


8. STOCKHOLDERS' EQUITY (Continued):

Common stock issued as collateral on loan

During July 2003, the Company was negotiating with a lender in Germany for a loan in the amount of approximately $2,400,000. On July 31 2003, the Company issued 3,000,000 shares of its restricted common stock as collateral for this loan. This transaction was never completed, there was no consideration to serve as basis for a transaction, and the Company is in the process of attempting to cancel the share certificate. These shares are shown as issued as of December 31, 2003, but not outstanding. The share certificates have not yet been returned by the prospective lender.


9. COMMITMENT AND CONTINGENCIES:

Lease Agreement

As of March 31, 2003, BioGentec Incorporated, which is as of the date of this report, the Company's wholly owned subsidiary, vacated previously occupied office space and is in a dispute with the prior landlord. The landlord has filed suit against us in the County of Orange, Superior Court of California, Case #03CC02904. The Company accrued liability of approximately $60,000 related to this lawsuit.

See also Notes 3 and 10 relating to InnoFood Agreement and Note 8 relating to common stock issued as collateral on loans.

10. SUBSEQUENT EVENTS:

On January 8, 2004, InnoFood sent the Company a letter explaining that InnoFood was terminating the original InnoFood agreement and the October 17, 2003 LOU. InnoFood claimed that the Company breached both the original agreement and the LOU by failing to provide the funding provided for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back the $2,160,000 (net of interest of $60,000 InnoFood charged to the Company for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. As of February 16, 2004, the Company has not yet accepted the terms of this promissory note and is still in negotiation with InnoFood regarding the purchase.

The Company believes that InnoFood breached not only the InnoFood Agreement but also the LOU. The Company intends to vigorously pursue InnoFood and all other responsible parties, but has not yet determined whether it will file suit against InnoFood or any other parties. The Company may also consider pursuing legal action against Modofood if it is unable to resolve these matters informally. In the meantime, the Company is attempting to resolve this dispute without court intervention.

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

On July 28, 2003, the Company entered into a definitive agreement (the "InnoFood Agreement") to acquire InnoFood, Inc. ("InnoFood"), owner of certain rights to a proprietary food processing technology developed by Modofood S.P.A. of Brescia, Italy. The agreement would have provided BioGentech with exclusive distribution rights (through the acquisition of InnoFood) of Modofood's proprietary food sterilization and preservation technology for North America, Central America, South America and Japan, as well as the exclusive rights to negotiate on behalf of Modofood for Southeast Asia, including Taiwan, China and Indonesia.

Under the terms of the agreement, InnoFood shareholders would receive one BioGentech common share and one BioGentech warrant for every twelve (12) shares of InnoFood common stock. InnoFood shareholders were also to receive one InnoFood preferred share for every 1,200 InnoFood common shares. The agreement called for BioGentech to infuse $5 million of working capital prior to December 31, 2003.

During the three months and nine months ended December 31, 2003, the Company advanced InnoFood the sum of $250,000 and $2,220,000, respectively.

On October 17, 2003 the Company entered into a Letter of Understanding ("LOU") with InnoFood to restructure the relationship between the Company and InnoFood. The Company believes that InnoFood may have misled the Company's management regarding certain material matters. As a result, the definitive agreements were never prepared and parties did not finalize the matters referenced in the LOU.

On January 8, 2004, InnoFood sent the Company a letter explaining that InnoFood was terminating the original InnoFood agreement and the October 17, 2003 LOU. InnoFood claimed that the Company breached both the original Agreement and the LOU by failing to provide the funding provided for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back the $2,160,000 (net of interest of $60,000 InnoFood charged to the Company for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. As of February 16, 2004, the Company has not yet accepted the terms of this promissory note and is still in negotiation with InnoFood regarding the purchase.

The Company believes that InnoFood breached not only the original InnoFood Agreement but also the LOU. The Company intends to vigorously pursue InnoFood and all other responsible parties, but has not determined whether it will file suit against InnoFood. The Company may also consider pursuing legal action against Modofood if it is unable to resolve these matters informally through negotiations now taking place. In the meantime, the Company is attempting to resolve this dispute without court intervention.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $28,133 at December 31, 2003. We also had $1,789 in prepaid and other current assets and $5,903 in inventory making our total current assets as at December 31, 2003 equal to $35,825. We also had the following long term assets: $74,222 in debt issue costs; $68,223 in property and equipment, net, $8,825 in net website development costs, $3,850,000 represented by net value of our patents, $40,000 in deposits, and $2,220,000 represented by an acquisition deposit. Therefore, our total assets as of December 31, 2003 were $6,297,095. Our total current liabilities were $3,980,724 at December 31, 2003, which was represented by accounts payable and accrued expenses of $639,778, $1,026,169 due to related parties, warrant liability of $351,027, convertible preferred stock of $885,000, demand loans payable for $1,060,000, and $18,750 represented by a preferred dividend payable. We also had long term net amount represented by convertible note payable of $213,698, after a discount of $386,203. Therefore our total liabilities as of December 31, 2003 were $4,134,422. Our assets exceeded our liabilities by $2,102,673 as of December 31, 2003.

We have financed our operations primarily through cash generated from related party debt financing and from the private placement sales of equity securities. During the nine months ended December 31, 2003, BG sold 100,000 common shares of its common stock for $2.00 per share and received $200,000. We also sold Preferred Stock in the amount of $1,000,000, as well as issuing a Convertible Debenture in the amount of $600,000 less $83,500. Additionally related parties loaned an additional $525,400 to us. Also during the nine months ended December 31, 2003, we had $1,060,000 in demand loans payable.

As of December 31, 2003, we had cash of $28,133. Our net cash used by operating activities was $838,757 for the nine months ended December 31, 2003 as compared to net cash used by operating activities of $430,777 for the nine months ended December 31, 2002, an increase of $407,980, primarily due to an increase in accounts payable and accrued expenses and amounts payable to related parties.

Our cash used in investing activities was $2,240,000 for the nine-month period ended December 31, 2003, as compared to $104,950 for the nine month an increase of $2,135,050, which was due to the InnoFood acquisition deposit.

Our net cash provided by financing activities was $3,104,600 for the nine months ended December 31, 2003 compared to $528,630 for the same period a year earlier, an increase of $2,575,970 or 487%. The increase is primarily due to the sale of Preferred Stock, Convertible Debentures, and increases in the sale of common stock and loan proceeds from related parties.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2003 AS COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2002

Revenue and Cost of Sales

We had no significant revenues for the three months and nine months ended December 31, 2003 and 2002 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of Prehistin as an over the counter drug. Our net sales were $181 for the three months ended December 31, 2003 as compared to zero for the same period ended December 31, 2002.

Operating Expenses

Operating expenses for the three months ended December 31, 2003 were $491,873 compared to $415,699 for the quarter ended December 31, 2002. For both periods, expenses incurred were for two major purposes: i) ongoing development of our Prehistin product and related product management and ii) general management and fund raising efforts. Our operating expenses increased due primarily to increased compensation and consulting expenses.

During the three months ended December 31, 2003, our net loss attributable to common shareholders for three months ended December 31, 2003, after preferred dividends was $626,798 or loss per share of $0.03 per share compared to $446,728 or loss per share of $0.03 per share for the three months ended December 31, 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2003 AS COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2002

Revenues and Cost of Sales

We had no significant revenues for the nine months ended December 31, 2003 and 2002 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of Prehistin as an over the counter drug. Our net sales were $3,344 less $478 for cost of sales for a gross profit of $2,866 for the nine months ended December 31, 2003 as compared to a cost of sales and gross loss of $7,323 for the nine months ended December 31, 2002.

Operating Expenses

Operating expenses for the nine months ended December 31, 2003 were $1,529,455 compared to $1,408,962 for the nine months ended December 31, 2002. For both periods, expenses incurred were for two major purposes: i) ongoing development of our Prehistin product and related product management and ii) general management and fund raising efforts. For the nine months ended December 31, 2003, this amount was represented by $15,746 in depreciation and amortization and $1,513,709 in general and administrative expenses, as compared to the nine months ended December 31, 2002, where we had $15,632 in administrative expenses and $1,393,330 in general and administrative expenses. Our operating expenses increased due primarily to increased compensation and consulting expenses.

During the nine months ended December 31, 2003, we recognized $903,750 of a preferred stock dividend relating to the issuance of convertible preferred stock. (See Notes 5 and 8). Our net loss attributable to common shareholders for nine months ended December 31, 2003, after preferred dividends was $2,662,213 or loss per share of $0.13 compared to $1,509,374 or loss per share of $0.09 for the nine months ended December 31, 2002.

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

We are also actively pursuing the acquisition and development of products that we hope will enable us to leverage our resources. Areas of focus are OTC pharmaceutical products and nutritional supplements.

As of December 31, 2003, we had cash of $28,133. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the Prehistin application to the United States FDA and to execute a marketing launch of the Prehistin product. We will also need to raise funds to execute studies for the further development of the Prehistin product line and to complete the acquisition of additional products. Along with our investment bankers, we plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.Other than the research and development related to our Prehistin product, we do not plan to engage in any other research and development unless we are able to raise additional funds. We do anticipate the purchase of significant equipment within the next 12 months for either our Prehistin product or for marketing the InnoFood product line. We do not anticipate any significant hiring over the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2003, our chief executive officer and the principal financial officer concludedthat our disclosure controls and procedures were adequate.(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

Former premises---The Company is a defendant in a suit brought by its former landlord for breach of agreement and unpaid rent. The landlord recently obtained a writ of attachment in the amount of $58,840, which the Company is seeking to overturn. The Company believes that its security deposit and other collateral will be sufficient to cover this claim should an adverse ruling result, even though the Company anticipates a favorable outcome to this suit. However, to reflect this contingency, the Company has accrued $60,000 for potential judgment of this case.

InnoFood---On July 28, 2003, the Company entered into a Stock Exchange Agreement ("Agreement") with InnoFood Inc. ("InnoFood") wherein it agreed, among other things, to provide InnoFood with Funding totaling $5,000,000 in exchange for, among other things, 100% interest in InnoFood. The Completed purchase of InnoFood was not to occur until the $5,000,000 funding was delivered. Under the Agreement, the Company was obligated to provide InnoFood with the Funding on or before December 31, 2003. Due to what the Company considers to be significant breaches by InnoFood, it was unable to provide the required funding by the December 31, 2003 deadline. The Company did provide InnoFood with approximately $2,220,000. The Company believes that $1,850,000 of the funds provided to InnoFood was sent to ModoFood S.P.A., an Italian company ("ModoFood"). InnoFood originally entered into a Licensing Agreement with ModoFood to market and distribute ModoFood's food processing technology. On October 17, 2003, the Company entered into a Letter of Understanding ("LOU") with InnoFood to restructure the relationship between the Company and InnoFood. The Company believes that InnoFood may have misled the Company's management regarding certain material matters. As a result, the definitive agreements were never prepared and parties did not finalize the matters referenced in the LOU.

On January 8, 2004, InnoFood sent the Company a letter explaining that InnoFood was terminating the original InnoFood Agreement and the October 17, 2003, LOU. InnoFood claimed that the Company breached both the Agreement and the LOU by failing to provide the funding provided for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back the $2,160,000 (net of interest of $60,000 InnoFood charged to the Company for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. As of February 16, 2004, the Company has not yet accepted the terms of this promissory note and is still in negotiation with InnoFood regarding the purchase. The Company believes that InnoFood breached not only the InnoFood Agreement but also the LOU. The Company intends to vigorously pursue InnoFood and all other responsible parties, but has not determined whether it will file suit against InnoFood. The Company may also consider pursuing legal action against Modofood if it is unable to resolve these matters informally. In the meantime, the Company is attempting to resolve this dispute without court intervention.

IBCG---The Company has retained counsel to file an action in Orange County Superior Court against International Business Consultants, Gmbh ("IBCG"). In July 2003, IBCG was issued 3,000,000 shares of the Company's stock as collateral for certain financing IBCG agreed to arrange. IBCG never delivered the financing but has failed and refused to return the stock. By means of this lawsuit, the Company will seek to cancel the stock issued to IBCG on the grounds of lack of consideration, breach of contract and fraud, among other things. The Company intends to vigorously prosecute the suit and hopes that this suit will result in the cancellation of 3,000,000 shares but it cannot guarantee that such will be the result.

ITEM 2. CHANGES IN SECURITIES.
-------------------------------

SALE OF COMMON STOCK:

During the nine months ended December 31, 2003, we sold 100,000 restricted common shares in a private placement at $2.00 per share, which represented the fair market value of the common stock.

COMMON STOCK ISSUED PURSUANT TO THE INNOFOOD TRANSACTION - CANCELLED:

In August 2003, we issued 2,000,000 shares of our common stock pursuant to its contemplated transaction with InnoFood. Subsequently, the InnoFood transaction was re-negotiated, and in November 2003 the certificates representing these 2,000,000 shares were cancelled.

COMMON STOCK ISSUED AS COLLATERAL ON LOAN:

During July 2003, we were negotiating with a lender in Germany for a loan in the amount of approximately $2,400,000. On July 31 2003, we issued 3,000,000 shares of our restricted common stock as collateral for this loan. This transaction was never completed, there was no consideration to serve as basis for a transaction, and we are in the process of canceling the share certificates. These shares are shown as issued as of December 31, 2003, but not outstanding. The share certificates have not yet been returned by the prospective lender. We have contacted the holder of these certificates in order to have them returned and properly cancelled during the fourth quarter of fiscal year 2004.

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

CONVERTIBLE PREFERRED STOCK:

In September 2003, we sold 1,000 shares of its 7.5% convertible preferred stock (the "Convertible Preferred Stock") for $1,000,000, less direct issuance costs of $115,000, which were netted against the proceeds of the offering. The Convertible Preferred Stock carries voting rights equivalent to the number of shares of common stock into which it can be converted, and has liquidation preference of $1,000 per share. The Convertible Preferred Stock is convertible into shares of our common stock at the initial conversion price of $2.40 per share. This price is subject to change should we issue shares of our common stock at a price less than $1.75 per share. Included with the Convertible Preferred Stock were detachable three-year warrants to purchase 104,167 shares of our common stock at the price of $2.90 per share. The warrant exercise price is also subject to adjustment based on sales of our common stock below the current fair market value on the contract date.

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

BioGentech Corp., a Nevada corporation


February 20, 2004

By:   /s/ Chaslav Radovich
      ----------------------------------
      Chaslav Radovich

Its: Chief Executive Officer, President, Director