Form 10KSB
period 2004-03-31
Cobalis Corp
filed 2004-07-14
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 2004
                               --------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the transition period from              to
                                                ------------    --------------

Commission File Number: 000-49620

                                  Cobalis Corp.
                                  -------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 16, 2004 there were 24,368,983 shares of the issuer's $.001 par value common stock issued and outstanding.*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   (X) Yes   ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: $4,708.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of June 18, 2004, approximately $8,988,403.50.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  ( ) Yes    (X)  No

*Represents stock issued and outstanding in Cobalis Corp., the reporting issuer. The attached financial statements reflect a total of 24,119,708 shares issued and outstanding as of March 31, 2004. That will be the number of shares issued and outstanding when the Cobalis Corp. formerly known as BioGentech Corp. (the reporting issuer) stock is issued to the BioGentec Incorporated (the wholly-owned subsidiary of reporting issuer) ("BioGentec") shareholders in exchange for their BioGentec Incorporated stock. Included therein are 3,000,000 shares of Cobalis's common stock that have been issued as collateral for a transaction that did not occur, and these shares were cancelled as of July 9, 2004.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

We changed our corporate name to Cobalis Corp. with the filing of a Certificate of Amendment to our corporate articles in Nevada on July 6, 2004. We are a development stage company dedicated to the development and commercialization of medical products, focused primarily in the fields of allergic disease.

The indications include:

o    Seasonal allergic rhinitis (seasonal allergies or outdoor allergies)
o    Perennial allergic rhinitis (year-round or indoor allergies)
o    Pediatric dosing for seasonal allergic rhinitis
o    Allergic asthma
o    Food allergies (including peanut)
o IgE-mediated skin disorders (dermatitis, chronic urticaria, eczema, psoriasis)
o    Allergic and migraine headache

We anticipate that our initial patented product, PreHistin (TM), will create a unique niche within the allergy relief category. We hope to conduct operations by selling our initial product, PreHistin (TM), which we believe can prevent allergy symptoms by mitigating histamines from being over-produced. We hope to obtain the appropriate regulatory approvals and market our product in the United States and abroad, though there is no guarantee that we will be able to do so.

OUR SUBSIDIARY. BioGentec, which has become our wholly-owned subsidiary as described above, was incorporated in Nevada on November 21, 2000. BioGentec anticipates that its initial patented product, PreHistin (TM), (formerly Allertin), will create a unique niche within the allergy relief category. In November 2000, BioGentec acquired certain intangible assets and sample inventories from Gene Pharmaceuticals, LLC (formerly Allergy Limited, LLC). Gene Pharmaceuticals, LLC Limited sponsored the clinical research for PreHistin
(TM)'s formula from 1989 through 2000 and secured the first patent, in 1992 and BioGentec secured the second in 2001. References herein to our subsidiary may be construed as our activities and operations, in that all of our activities are conducted through this subsidiary.

BIOGENTEC'S PRODUCT. BioGentec believes that its initial product, PreHistin
(TM), is chemically distinct from most allergy medications currently on the market, as it works to prevent allergy symptoms by mitigating histamines from being over-produced, as opposed to conventional of antihistamine products that are reacting to the overproduction. Essentially a "pre-histamine", BioGentec believes that PreHistin (TM) will also be differentiated from current allergy medications as it lacks the sedating and other side effect that are common to current medications. PreHistin (TM) is a preventative system for seasonal and year round allergies, both outdoor (i.e., pollen) and indoor (i.e., dust, pet dander, mold), triggered by the most common allergens. This 21-day system of flavored lozenges was demonstrated in clinical studies to have a persistence of effect lasting months.

BioGentec believes that PreHistin (TM)'s effectiveness is due to modulating the production of immunoglobulin E (IgE) to prevent the immune system from overproducing histamines in reaction to the presence of allergens. By mitigating this process, BioGentec expects that the symptoms associated with indoor and outdoor allergies can be prevented from occurring. Effectively, the terminology for this product is "prehistamine". BioGentec believes that the products currently addressing allergy relief are virtually all histamine reactive and have varying side effects, which are a source of frustration for allergy sufferers. BioGentec believes that PreHistin (TM), a patented and unique cobalamin complex formula, has preventative effectiveness, with no known side effects, has no negative drug interactions and no upper dosage limit. BioGentec believes that PreHistin (TM) will be cost competitive relative to the long lasting relief and benefits desired by the vast majority of allergy sufferers.

PreHistin (TM) is an immunomodulation ("anti-IgE") product. Immunoglobulin E
(IgE) is an antibody that mediates allergic diseases such as allergic rhinitis, allergic asthma and atopic dermatitis. In the 1990's, research was completed relative to IgE and allergies/asthma. Using this past research to develop PreHistin (TM), we believe this product will offer the sufferers of allergic rhinitis (airborne allergies) the effectiveness that comes from IgE reduction and histamine production mitigation using a sublingual lozenge, i.e., one that is placed under the tongue to deliver the medication into the body. We believe that behind PreHistin (TM), there is over 25 years of scientific research and testing completed by leading allergists and immunologists. The double blind, placebo-controlled studies required by the FDA were completed and validate the safety and efficacy of this new approach. The protocols for Phase III trials are being finalized, which will lead to execution of the trials and application for FDA over-the-counter medication approval. We anticipate that the planned cost of our product to the consumer will well within the over the counter allergy medication category's acceptable range.

Domestically, PreHistin (TM), our allergy treatment formula, is in Phase III clinical trials as of March 2004.

This phase is generally considered the last step in clinical drug development before submission of a New Drug Application (NDA) requesting marketing approval from the FDA and similar regulatory agencies outside the USA.

We have also submitted an Investigational New Drug application (IND) to the FDA which has been assigned the IND number 68,994. The FDA has reviewed our two Phase 3 study protocols and indicated that we are "safe to proceed" with the trials. Our regulatory team and our clinical research organization (CRO), ClinDatrix of Irvine, CA are working with the Division of Pulmonary and Allergy Drug Products at the FDA to finalize the Phase 3 study protocols.

Additionally, we plan to conduct pharmacokinetics and animal studies on the final clinical formulation.

Although we cannot predict with any certainty if or when the studies will be completed (a situation that could negatively impact our ability to earn revenues), we expect that all of the above studies will be essentially completed by the end of 2004. The FDA has the power and authority to halt our clinical trials, in particular if they determine that the patients' safety is at an unjustifiably high risk.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several months to complete. Failure of the trials can occur as a result of cost overruns or other financial considerations. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

Internationally, we are working through the various regulatory bodies in targeted countries to determine if we will be seeking approval of PreHistin (TM) as an over-the-counter ("OTC") or prescription medication, or approval of Prevahist (TM), a revised formula to be a nutritional supplement.

INVESTIGATIONAL PRODUCT. Cyanocobalamin is a synthetic form of vitamin B12 and one of a class of molecules known as cobalamins. Cobalamins are believed to be the only molecules in the human body that contain cobalt. Each active lozenge will contain 3300 ig (3.3 mg) of pharmaceutical grade cyanaocbalamin. This Cyanocobalamin, USP is described in the USP, FCC and Pharmacopoeia of Europe. It is shipped from: DSM Nutritional Products, Inc., 45 Waterview Blvd., Parsippany, NJ 07054-1298 USA. See: http://www.nutraaccess.com/productDoc/pds/pds_0429155. pdf for product data sheet. Cyanocobalamin, USP is an FDA approved drug. Cyanocobalamin has a long shelf life, of about 60 months.

With respect to cobalamin, we believe that "based on a review of data involving high dose intakes, that there appear to be essentially no risks of adverse effects to the general population even at the current ninety-fifth percentile of intake (approximately 37 ig /day) (IOM/NAS 1998)". Christine J. Lewis, Ph.D., Director, Center for Food Safety and Applied Nutrition, FDA. (www.cfsan.fda.gov/~dms/ds-ltr12.html).

OUR SUPPLIERS. We believe that the active ingredients needed to produce our proposed product are readily available through several manufacturers, domestically and internationally, including major pharmaceutical corporations. Roche Labs is a primary source for us and we will expect to have a variety of suppliers as we enter various international markets and, should we be able to begin commercial production of our product, we anticipate we will be able to determine the most efficient and cost effective manufacturing source. We do not have a written agreement with Roche Labs, however, we believe we would be able to obtain the ingredients needed to produce our product from other sources should Roche Labs cease to be a source of ingredients for us.

OUR CHANNELS OF DISTRIBUTION. We do not currently produce or distribute our products for sale; however, once we are able to commence commercial production, we plan to outsource the manufacturing and distribution operations to proven manufacturers and distributors in these areas. We anticipate using a combination of pharmaceutical wholesalers-distributors as well as selling directly to retailers, particularly those with internal distribution systems. From a sales perspective, we hope to utilize key sales leaders and to engage a broker network to minimize overhead and gain nationwide coverage from proven sales professionals. We also anticipate that our product will be sold by independent pharmacies through the pharmaceutical wholesalers' networks. We anticipate that internationally, each market and country will be a unique set of logistics, depending on whether that country classifies the product as a supplement or a medicine, whether we are entering the market directly or using a partner (and the extent of the partnership arrangement) and the distinct dynamics of the marketplace.

MANUFACTURING. BioGentec is currently attempting to identify a manufacturer to produce the Phase III trial medications as well as the first runs of the retail version of the product. The domestic manufacturer selected must be FDA approved and able to accommodate the anticipated demand, once the information is broadcast publicly. In addition, BioGentec is considering various manufacturers around the world to accommodate demand and/or meet critical regulatory requirements to distribute this product within a given country.

MATERIAL CONTRACTS. In 2000, BioGentec purchased the patent underlying our principal product (formerly known as "Immun-Eeze"), along with pending international patent applications, and certain other tangible assets and related trademarks, and copyrights from Gene Pharmaceuticals, LLC, for $150,000 plus royalties tied to future sales which should not be less than a minimum royalty amount of $3,780,000. In December 2002, the parties agreed to amend the original agreement to settle the unpaid minimum royalty through issuance of 2,000,000 shares of BioGentec's common stock, plus royalties on future sales of products. In March 2004, we tentatively agreed to further amend the original underlying agreement and the terms of the royalty provision in the underlying agreement, although the specific terms have not yet been finalized. We are currently negotiating the amendments to the original agreement.

OUR INTELLECTUAL PROPERTY. Our success depends in part upon our ability to preserve our current intellectual property rights and those we may acquire in the future. Our success will also depend in part on our ability to operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable or protectable by other means.

PATENTS. BioGentec's patents cover the delivery and use of cobalamin for seasonal and year-round allergies (allergic rhinitis) and asthma. The patents are:

o    United States Patent #6,255,294 "Cyanocobalamin Treatment in Allergic
     Disease"
o United States Patent #5,135,918 "Method for Reducing Reagenic Antibody Levels (IgE)"
o    Japan Patent Pending # P2002-533399A (Same as U.S. #6,255,294)
o    Mexico Patent Pending # 2001-006297 (Same as U.S. #6,255,294)
o    Australia Patent # 771728  (Same as U.S. #6,255,294)
o    Pending patents in European Union, and Canada. (Same as U.S. #6,255,294)

Because we believe that BioGentec's patents are the only patents to date related to the subject, the claims are broad.

Although we believe that the subject matter covered by our patents and pending patent applications has been developed independently and does not infringe on the patents of others, there can be no assurance that the technology does not and will not infringe on the patents of others. In the event of infringement, we could, under certain circumstances, be required to modify our infringing product or process or obtain a license. There can be no assurance that we would be able to do either of those things in a timely manner or at all, and failure to do so could harm us and our business. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce a patent infringement or proprietary rights violation action or to defend itself against such actions brought by others. If any of the products or processes we have developed infringe upon the patent or proprietary rights of others, we could, under certain circumstances, be enjoined or become liable for damages, which would harm our business.

TRADEMARKS. We currently use or propose to use the trademarks or trade names Biogentec, BioGentech, Cobalis, PreHistin (TM), Pre-Histamine and Prevahist (TM) to distinguish our brands from others. We hope to obtain registration for our trademarks for our proposed products in the future and in March 2004, we submitted registration applications for the marks Cobalis and PreHistin (TM). Obtaining a trademark will grant us the exclusive right to use or license such trademarks and will substantially assist us in the protection of our brand name and image. Once obtained, we will regard the license to use any trademarks we acquire and any other proprietary rights in and to the trademarks as valuable assets in the marketing of our products and we will actively seek to protect them against infringement. If we establish our brand, we may also create an enforcement program to control the sale of counterfeit products in the United States and in major markets abroad. Any trade names and trademarks developed can be helpful in garnering broad market awareness of our products and will be significant in marketing our products. Therefore, we propose to adopt a policy of vigorous defense of our trademarks against infringement under the laws of the United States and other countries.

In November 2003, a trademark infringement and unfair competition suit filed in November 2003 by Biogen Idec MA Inc. ("Biogen") against us in the U.S. District Court for the District of Massachusetts, file # C.A. 03-123-5 PBS. A default judgment was entered against us on February 9, 2004 and subsequently on or about March 22, 2004, we and Biogen agreed to settle the dispute. On April 14, 2004, Biogen undertook to file a motion for stay of consideration of its motion for entry of default judgment and has prepared a consent judgment to be filed with the court. Pursuant to the consent judgment, we will be enjoined from using "Biogentec" or "Biogentech" or any phonetic equivalent, and we will consent to change our corporate name to Cobalis Corp. as soon as practicable and to discontinue all uses of the trade name and trademarks and domain names containing "Biogentech," or "Biogentec" and transfer the rights to any domain names we may own containing "Biogentech" or "Biogentec" to Biogen as soon as practicable. We estimate that the costs of transferring the domain name registrations and changing the corporate name will be minimal, and we will undertake to change our corporate name by means of a shareholder vote to be conducted as soon as practicable. As of April 14, 2004 we are discussing with Biogen the time within which we will have to effectuate the changes noted above. We have executed a settlement agreement with Biogen, pursuant to which we will undertake to comply with the terms of the consent judgment. As of July 6, 2004, we had filed a Certificate of Amendment to our corporate articles in Nevada to effect our name change to Cobalis Corp.

In 2004, the Company engaged Gemini Partners to perform an independent appraisal on its patents. On April, 30, 2004, Gemini Partners completed an Intellectual property valuation analysis on the Company's patent # 5.135.918 and # 6.255.294 and concluded that the cost of purchasing or producing a substitute asset with the same utility as the Company's patents can be reasonably estimated at $6,500,000.

WEBSITES. Cobalis Corp. has developed a corporate site, www.cobalis.com, targeted to the investor, corporate and health professional community; describing the science behind our flagship allergy prevention product, PreHistin. In addition, the site contains information of value to the consumer, the allergy sufferer. The site will be updated continuously to include the latest news and information about PreHistin, as well as our upcoming Phase III clinical trials program.

The Company is also planning to create a comprehensive website primarily targeted to consumers, which will include interactive features for allergy sufferers as well as detailed updates as PreHistin comes closer to being made available to the consumer market.

Both sites will be translated into multiple languages to engage the international health professional, reflect local regulations and consumer communities.

TARGET MARKET. Cobalis' PreHistin product will be targeted to those individuals who suffer from allergic diseases, including seasonal allergies, perennial allergies and other allergic diseases and conditions. Cobalis believes that allergy sufferers are constantly seeking relief from their symptoms and a "new approach" to address those symptoms if their current approach is not working or if they would prefer an approach that is geared more towards prevention of allergy symptoms than to treating these symptoms with powerful and often uncomfortable antihistamines. To maximize the revenue growth, Cobalis is planning to execute a fully integrated marketing campaign including broadcast and print advertising, direct mail and an aggressive public relations campaign, educating consumers, health professionals, corporate human resources personnel and caregivers on the product and driving retail sales of PreHistin (TM) once our Phase III Clinical Trials are complete, and we receive anticipated approval from the US FDA to market PreHistin with a claim that PreHistin will prevent the onset of allergy symptoms.

In addition to the initial formula of PreHistin, Cobalis plans to test, and gain approval for, alternative delivery mechanisms for the same drug. The mechanisms that will be tested include liposomal sprays, liquid drops, quick dissolve tablets and quick dissolve strips, among others, which we hope will result in 3 to 7 products in the PreHistin line. Cobalis is also developing clinical trial protocols to gain supplemental indications for this drug, such as sinusitis, allergic asthma and pediatric cases of each, and, upon FDA approval, as a treatment for allergic rhinitis. Cobalis is planning to launch one to two new products per year, either from its development pipeline or through acquisition or licensing of late stage development products.

Cobalis anticipates execution of a cooperative marketing/product licensing agreement with a major international pharmaceutical manufacturer/distributor, to augment Cobalis' resources to complete the Phase III program, and to bring the product to market quickly and effectively. In addition, Cobalis intends to launch marketing campaigns directly to retail pharmacy chains and work collaboratively with the retailers via co-marketing, co-branding and in-store promotions that will build brand awareness and assist in educating the consumer. Further, Cobalis intends to create and implement significant programs into the corporate health and wellness community to bring the benefits of PreHistin to the workplace, where today productivity suffers from work days lost to allergy suffering. Cobalis believes that its product works very differently (in advance of allergy symptoms to prevent their onset) from what consumers have learned to expect from any other products (which only treat allergy symptoms) in the category, making it critical that consumer education be woven in to all aspects of the marketing program.

OUR MARKETING STRATEGY. We believe that PreHistin is in an ideal position to capture market share with a unique product focused on preventing the symptoms of allergic rhinitis. We believe that this breakthrough technology (mediation of IgE synthesis) and unique approach to allergy symptoms reduction makes the upcoming PreHistin launch newsworthy, and will help us to leverage a cost-effective publicity campaign.

From a consumer advertising perspective, we are planning, domestically, to execute a targeted, pilot market campaign once we receive approval from the US FDA to commence marketing of PreHistin, ensuring the product is in market prior to the prime ragweed hay fever season. This program is scheduled to be a limited release in six markets, strategically chosen based on four criteria:

       o one of the top 25 allergy suffering markets
       o efficiency and cost-effectiveness of media
       o public relations access to high quality media
       o geographic dispersion

We hope that this staged launch will provide the opportunity to drive revenue and gain knowledge through execution. This in-market experience will lead to fine-tuning the message, refining the communications formats and evaluating the pricing elasticity, thereby maximizing the effectiveness of a national launch to follow. Conclusion of a major licensing agreement with a leading pharmaceutical company would greatly accelerate our ability to come to market on a national basis more quickly.

We anticipate completion of the Phase III Clinical Trials during 2005, with a pilot market roll out in early 2006, providing enough time to implement a widespread consumer education campaign prior to the allergy season. Once the pilot market launches are completed, we expect that we will fine tune a media and publicity plan, as well as the price point and message, to hopefully allow us to launch nationwide and internationally.

THE INTERNATIONAL MARKETPLACE. Internationally, we are working to gain approval for a supplement version of our allergy prevention formula, Prevahist (TM), in Canada, capitalizing on the new regulations that we believe will allow supplements to make strong marketing claims, provided they are supported with scientific evidence. We believe that Cobalis' formula, as explained above, has a sufficient amount of science to validate its effectiveness, so we hope to gain approval in the Canadian market. We are exploring similar opportunities in several countries throughout the world as we believe that there is much greater acceptance of supplements internationally. As the markets for this opportunity are uncovered, we plan to aggressively market and distribute Prevahist (TM), by using in-house resources, creating a joint venture and/or authorizing a product licensing, marketing and distribution agreement. Currently, we have no such agreements in place.

We are considering distribution of PreHistin in various countries throughout the world. We believe that early signs show the potential ability to drive revenue from other countries to be strong, while growing dramatically in the event that the United States FDA approves the drug as a treatment for allergies. Internationally, Coablis is in discussions with companies in Japan, Asia, Mexico and the EU, to operate as partners in working PreHistin through their regulatory processes and launching it to a broad network of retailers and physicians. However, Cobalis has not yet entered into written agreements with such parties. Cobalis is evaluating a variety of marketing, manufacturing and distribution scenarios to determine the most effective and efficient channels to facilitate the product's worldwide growth.

Ideally, we hope to find partner companies, with regulatory, marketing and distribution expertise within certain international markets, to commit the human and financial resources to ensure aggressive and broad launches. Critical to Cobalis' partner selection is to create relationships that leverage what we hope will be the most effective and efficient channels in the international marketplace, while maximizing value growth for the company. We have not yet entered into any such partnership agreements, however we are in an advanced state of discussions with several potential major players in this space, and hope to have an agreement concluded in Q4 2004.

OUR COMPETITION. The market for allergy relief preparations which we intend to enter is characterized by intense competition. We will be competing against established pharmaceutical companies which currently market products which are equivalent or functionally similar to those we intend to market. We estimate that prices of drug products are significantly affected by competitive factors and tend to decline as competition increases. In addition, our management believes that numerous companies are developing or may, in the future, engage in the development of products that could be competitive with our proposed products. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as the demand for over the counter and cost-competitive allergy relief preparations grows. We seek to enhance our competitive position by distinguishing our product as a preventative allergy treatment from those that mitigate symptoms once they occur.

There are numerous companies that currently sell proprietary allergy preparations. We estimate that those holding the majority of market share in this industry are Schering-Plough HealthCare Products Inc., Pfizer Inc., and Aventis Pharmaceuticals Inc. and GlaxoSmithKline, and others. Many of these competitors have established histories of operation and greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies have greater name recognition. These companies might be willing to sacrifice profitability to capture a greater portion of the market for similar products, or pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal growth objectives.

In our estimation, the vast majority of the allergy products currently on the market are antihistamines which attack allergy symptoms after the histamines impact the body. We believe that the mechanism of effect for PreHistin (TM) is completely different in that it prevents the over production of histamines and, therefore, prevents the allergy symptoms caused by airborne allergens. Therefore, we hope to create a niche product and distinguish ourselves from our competitors in that manner.

We believe that, based on retailer feedback, consumer focus groups and extensive marketing research, PreHistin (TM) can enjoy success because it is a different type of product than what is currently available. We also believe that our proposed product addresses the concerns and desires of the consumer in that, in our estimation it has no side effects while offering a long lasting, preventative solution to allergy symptoms. Schering-Plough's Claritin is, by far, the market leader as an OTC medicine (as it was as a prescription medication). Although we are not yet selling our product, and therefore occupy no competitive position with regard to the market for allergy relief preparations, we believe that PreHistin (TM) has the ability to gain a significant market share from consumers that have tried and/or currently use, Claritin due to the efficacy and the benefits.

GOVERNMENT REGULATION. We believe that we will experience minimal direct costs and effects of compliance with environmental laws and other such federal, state and local regulations, in that we intend to outsource all manufacturing and distribution operations to companies that comply with Good Manufacturing Practice Regulations and other applicable laws and regulations. We believe we are otherwise in compliance with existing or probable governmental regulations on our business, which include regulations relative to the approval of our products for sale as a nutritional supplements, over-the-counter medications or prescription medications.

FDA APPROVAL. Government regulation in the United States is a significant factor in the production and marketing of new drugs. The FDA must approve all new over-the-counter and prescription drugs, which includes any new use for a substance even if previously used safely for a different purpose. In the US, companies are subject to rigorous requirements in order to engage in the human clinical testing that must be conducted to gain approval for a drug. To begin clinical testing, a company must comply with mandatory procedures and safety standards established by the FDA and apply to the FDA for consent. The application requires a summary of previous work carried out on drug characterization, toxicity and safety; as well as an in-depth description of the proposed clinical trials, which occur in following three phases:

      o Phase I trials are designed to measure the early safety profile and the pattern of drug distribution and metabolism.
      o Phase II trials are aimed at determining preliminary efficacy and optimal dosage, and to expand the evidence regarding safety.
      o Phase III trials are conducted to provide enough data for statistical evaluation of efficacy and safety.

We believe that Cyanocobalamin, PreHistin (TM)'s primary active ingredient, has been extensively studied and has an excellent safety record. In addition, we also believe that Cyanocobalamin has no upper dosage limit, has no known side effects and has no known negative drug interactions. We plan Phase III clinical studies on PreHistin (TM) for the final quarter of 2004. Protocols for Phase III trials are currently being finalized and the studies are anticipated to begin during the winter of 2004; based on our study design which has been approved by the FDA for a prophylaxis study.

OUR RESEARCH AND DEVELOPMENT. During the each of the last two fiscal years, we have no expenditures for research and development activities, as all of our research and development to date was completed prior to fiscal year 2001. Because our product is not yet in production, there are no costs borne by customers.

FUTURE PRODUCTS. In addition to PreHistin (TM), Cobalis plans on developing and marketing additional related products. The products are in various stages of development and hopefully will provide a continuous stream of corporate growth for the next several years. Cobalis believes that as revenues and profits increase, the research and development expense percentage will remain constant, hopefully enabling Cobalis to capture opportunities to acquire products, technology and/or companies that assimilate in to the overall corporate strategy.

Cobalis has additional products in development using the PreHistin (TM) technology. Cobalis anticipates niche extension products through supplemental uses, such as for children, seniors, allergic asthma sufferers, animals and others, and additional patented delivery mechanisms, such as a patch, liposome spray and other methods. Cobalis hopes that as it increases its brand recognition in the consumer marketplace, expanding the product line will increase revenues.


DISCUSSIONS TO ACQUIRE INNOFOOD/MODOFOOD: On July 28, 2003, we entered into a Stock Exchange Agreement ("Agreement") with InnoFood Inc. ("InnoFood") wherein we agreed, among other things, to provide InnoFood with Funding totaling $5,000,000 in exchange for, among other things, 100% interest in InnoFood. InnoFood is owner of certain rights to a proprietary food processing technology developed by Modofood S.P.A. of Brescia, Italy. The agreement provided that we were to have the exclusive distribution rights (through the acquisition of InnoFood) of Modofood's proprietary food sterilization and preservation technology for North America, Central America, South America and Japan, as well as the exclusive rights to negotiate on behalf of Modofood for Southeast Asia, including Taiwan, China and Indonesia.

The completed purchase of InnoFood was not to occur until the $5,000,000 funding was delivered. Under the Agreement, we were obligated to provide InnoFood with the Funding on or before December 31, 2003. Due to what we consider to be significant breaches of the agreement by InnoFood, we were unwilling to provide the required funding by the December 31, 2003 deadline. We did provide InnoFood with $2,220,000. We have confirmed that $1,850,000 of the funds provided to InnoFood was sent to Modofood S.P.A., an Italian company ("Modofood"). InnoFood originally entered into a Licensing Agreement with Modofood to market and distribute Modofood's food processing technology. On October 17, 2003, we entered into a Letter of Understanding ("LOU") with InnoFood to restructure the relationship between ourselves and InnoFood. We believe that InnoFood may have misled our management regarding certain material matters. As a result, the definitive agreements were never prepared and parties did not finalize the matters referenced in the LOU.

On January 8, 2004, InnoFood sent us a letter terminating the original InnoFood Agreement and the October 17, 2003, LOU. InnoFood claimed that we breached both the Agreement and the LOU by failing to provide the funding provided for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back $2,160,000 (net of $60,000 interest InnoFood charged to us for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. As of July 14, 2004, we have not accepted the terms of this promissory note and are still in negotiation with InnoFood regarding the purchase or some other mutually acceptable resolution. We believe that InnoFood breached not only the InnoFood Agreement but also the LOU. We intend to vigorously pursue InnoFood, but have not determined whether or not we will file suit against InnoFood. We are also in discussions with Modofood, the technology licensor, regarding potential resolution directly with that company. If needed, we may also consider pursuing legal action against Modofood if we are unable to resolve these matters informally with either company. In the meantime, we are attempting to resolve this dispute without court intervention.

As of March 31, 2004, we fully reserved the $2,220,000 acquisition deposits due to uncertainty of the collections. We are vigorously pursuing all legal avenues with our legal counsel in Italy.

If we are unable to arrive at a satisfactory resolution, we may need to expend additional resources to litigate this matter.

FACILITIES. Our executive, administrative and operating offices are located at 2445 McCabe Way, Suite 150, Irvine, California, 92614, which represent our only facilities. We have a lease for this space which runs for three years through March 31, 2006, with 5,455 square feet of space at a cost of $10,365.50 per month. We believe these facilities are adequate for our current and projected requirements as we intend to outsource all manufacturing and distribution.

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

============================== ===================== =========================
Property                           March 31, 2004          March 31, 2003
------------------------------ --------------------- -------------------------
Cash and Equivalents                  $76,181                 $2,290
------------------------------ --------------------- -------------------------
Property and Equipment, net           $63,510                 $57,425
============================== ===================== =========================


OUR FACILITIES. Our executive, administrative and operating office is located at 2445 McCabe Way, Suite 150, Irvine, CA 92614. We have a three year lease for these premises, which through March 31, 2006. The premises consist of 5,455 square feet of space at a cost of $10,365.50 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

The following are legal actions pending against us and those we contemplate entering into at this time:

Former Leased Office Space: We are a defendant in a suit brought by our former landlord for breach of lease agreement and alleged unpaid rent. We believe that our security deposit and other collateral will be sufficient to cover this claim should an adverse ruling result, even though we anticipate a favorable outcome to this suit. In addition, we are in the process of submitting cross-claims for damages incurred and are also appealing the Court's recent ruling denying Arbitration per the parties' Arbitration Agreement. The landlord recently obtained a writ of attachment in the amount of $58,840, which remains contested, and the landlord's Motion for Summary Judgment was denied. However, to reflect this contingency, we have accrued $60,000 for a potential judgment in this case.

InnoFood/Modofood: On July 28, 2003, we entered into a Stock Exchange Agreement ("Agreement") with InnoFood Inc. ("InnoFood") wherein we agreed, among other things, to provide InnoFood with Funding totaling $5,000,000 in exchange for, among other things, 100% interest in InnoFood. The completed purchase of InnoFood was not to occur until the $5,000,000 funding was delivered. Under the Agreement, we were obligated to provide InnoFood with the funding on or before December 31, 2003. Due to what we consider to be significant breaches by InnoFood, we were unwilling to provide the required funding by the December 31, 2003 deadline. We did provide InnoFood with $2,220,000. We have confirmation that $1,850,000 of the funds provided to InnoFood was sent to Modofood S.P.A., an Italian company ("Modofood"). InnoFood originally entered into a Licensing Agreement with Modofood to market and distribute Modofood's food processing technology. On October 17, 2003, we entered into a Letter of Understanding ("LOU") with InnoFood to restructure the relationship between ourselves and InnoFood. We believe that InnoFood may have misled our management regarding certain material matters. As a result, the definitive agreements were never prepared and parties did not finalize the matters referenced in the LOU.

On January 8, 2004, InnoFood sent us a letter terminating the original InnoFood Agreement and the October 17, 2003 LOU. InnoFood claimed that we breached both the Agreement and the LOU by failing to provide the funding called for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back $2,160,000 (net of $60,000 interest InnoFood charged to us for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. As of March 24, 2004, we have not accepted the terms of this promissory note and are still in negotiation with InnoFood regarding the purchase or some other mutually acceptable resolution. We believe that InnoFood breached not only the InnoFood Agreement but also the LOU. We intend to vigorously pursue InnoFood, but have not determined whether or not we will file suit against InnoFood. We are also in discussions with Modofood, the technology licensor, regarding potential resolution directly with that company. If needed, we may also consider pursuing legal action against Modofood if we are unable to resolve these matters informally with either company. In the meantime, we are attempting to resolve this dispute without court intervention. As of March 31, 2004, we fully reserved the $2,220,000 acquisition deposits due to uncertainty of the collections. We are vigorously pursuing all legal avenues with our legal counsel in Italy.

IBCG. We retained Callari & Summers as our litigation counsel to file an action in Los Angeles County Superior Court against International Business Consultants, GmbH ("IBCG"). The complaint, filed on April 16, 2004, alleges the following: In July 2003, pursuant to a loan agreement, IBCG was issued 3,000,000 shares of our common stock (the "Stock") as collateral for a loan. However, in breach of the agreement, IBCG did not deliver the loan proceeds and refuses to return the Stock. By means of this lawsuit, we sought to rescind the loan agreement and obtain a court order requiring the return or cancellation of the Stock. As of July 9, 2004, these shares were cancelled pursuant to the Court's order.

Tradename Dispute. A trademark infringement and unfair competition suit against us was filed in November 2003 by Biogen Idec MA Inc. ("Biogen") in the U.S. District Court for the District of Massachusetts, file # C.A. 03-123-5 PBS. We also believe that a default judgment was entered against us on February 9, 2004. On or about March 22, 2004, we agreed with Biogen to settle the dispute. According to documents received from by us, on April 14, 2004, Biogen undertook to file a motion for stay of consideration of its motion for entry of default judgment and has prepared a consent judgment to be filed with the court. Pursuant to the consent judgment, we will be enjoined from using "Biogentec" or

"Biogentech" or any phonetic equivalent, and will consent to change our corporate name to Cobalis Corp. as soon as practicable and to discontinue all uses of the trade name and trademarks and domain names containing "Biogentech," or "Biogentec" and transfer the rights to any domain names we may own containing "Biogentech" or "Biogentec" to Biogen as soon as practicable. We estimate that the costs of transferring the domain name registrations and changing the corporate name will be minimal, and will undertake to change our corporate name by means of a shareholder vote to be conducted as soon as practicable. As of April 14, 2004, we have executed a settlement agreement with Biogen which specifies that we will effect these changes by May 31, 2004 or as soon thereafter as practicable.

Consumer Survey Center Dispute. A suit was filed against us and our president in regard to market research and product pricing research services rendered by Consumer Survey Center, Inc. ("CSC"). CSC is apparently claiming that we owe $34,900 for services provided by CSC. CSC is also claiming that our president, Chaslav Radovich, personally guaranteed the debt. The suit was filed on December 17, 2003 in the Superior Court of California, County of San Mateo for breach of contract. CSC has tentatively agreed to accept stock for the debt; however, as of March 30, 2004 the parties have not reduced their agreement to writing.

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

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "CBSC". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

Approximately seventeen (17) professional market makers hold themselves out as willing to make a market in our common stock. Following is information about the range of high and low bid prices for our common stock for each fiscal quarter since our stock commenced trading. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

--------------------------------------------------------------------------
  QUARTER ENDED           HIGH BID QUOTATION        LOW BID QUOTATION

--------------------------------------------------------------------------
9/30/02*               $        .01            $            .01
--------------------------------------------------------------------------
12/31/02*              $        .05            $            .05
--------------------------------------------------------------------------
3/31/03 *              $        .01            $            .01
--------------------------------------------------------------------------
6/30/03*               $        .05            $            .05
--------------------------------------------------------------------------
9/30/03                $       3.80            $            3.75
--------------------------------------------------------------------------
12/31/03               $       3.50            $            3.50
--------------------------------------------------------------------------
3/31/04                $       1.90            $            1.55
--------------------------------------------------------------------------
* Quoted market price prices are for shares of our stock prior to the reverse-merger with Biogentec effective July 2, 2003.

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of June 16, 2004, there were one hundred seventy two record holders of our common stock and there were 24,368,983 shares of our common stock issued and outstanding. There are no other outstanding options or warrants to purchase securities convertible into, shares of our common stock, except for the following:

We have 750,000 exercisable options to purchase shares of our common stock currently outstanding, of which 400,000 were granted in 2003 and 350,000 which were granted in 2004.

In February 2004, we agreed to grant Mr. Ernest Armstrong, one of our officers and principal shareholders, 1,200,000 options to purchase shares of our common stock. In addition, St. Petka Trust, our majority shareholder, agreed to grant to Mr. Armstrong 1,000,000 options to purchase shares of our common stock that it owns.

We have agreed to register for sale a total of 1,910,834 shares of our common stock underlying the convertible note and warrants issued to Gryphon pursuant to a financing agreement, as described herein, along with 305,000 shares already issued to Gryphon pursuant to the terms of those agreements. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. There are 1,000 shares of our preferred stock issued and outstanding.

EQUITY COMPENSATION PLANS. We have no securities authorized for issuance under any equity compensation plans or similar arrangements.

----------------------------- ------------------------ --------------------------- ----------------------------------
       PLAN CATEGORY           NUMBER OF SECURITIES    WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES REMAINING
                                 TO BE ISSUED UPON        PRICE OF OUTSTANDING       AVAILABLE FOR FUTURE ISSUANCE
                                    EXERCISE OF          OPTIONS, WARRANTS AND      UNDER EQUITY COMPENSATION PLANS
                               OUTSTANDING OPTIONS,              RIGHTS             (EXCLUDING SECURITIES REFLECTED
                                WARRANTS AND RIGHTS                                         IN COLUMN (a))
                                        (a)                        (b)                             (c)
----------------------------- ------------------------ --------------------------- ----------------------------------
Equity compensation plans
approved by security holders            N/A                       N/A                             N/A
----------------------------- ------------------------ --------------------------- ----------------------------------
Equity compensation plans
not approved by security              750,000                     1.62                            N/A
holders
----------------------------- ------------------------ --------------------------- ----------------------------------
Total                                 750,000                     1.62                            N/A
----------------------------- ------------------------ --------------------------- ----------------------------------

Penny stock regulation. Shares of our common stock will probably be subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

o    a toll-free telephone number for inquiries on disciplinary actions;
o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
o such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
-----------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
-----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily valuation of patent costs and stock-based compensation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Patent Cost Valuation. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the weighted-average probability method outlined in SFAS 144. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

Stock-based Compensation. We record stock-based compensation to outside consultants at fair market value in general and administrative expense. We do not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. We report pro-forma net loss and loss per share in accordance with the requirements of SFAS 123 and 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method at the date of grant. This option valuation model requires input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

Estimate of Litigation-based Liability. We are defendant in certain claims and litigations in the ordinary course of business (see "Legal Proceedings"). We accrue liabilities relating to these lawsuits on a case-by-case basis. We generally accrue attorney fees and interest in addition to the liability being sought. Liabilities are adjusted on a regular basis as new information becomes available. We consult with its attorneys to determine the viability of an expected outcome. The actual amount paid to settle a case could differ materially from the amount accrued.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which addresses certain implementation issues and allowed companies with certain types of variable interest entities to defer adoption of FIN 46R until the end of the first interim or annual reporting period ending after March 15, 2004. We are evaluating the impact of applying FIN 46R to our consolidated financial statements.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and equivalents of $76,181 at March 31, 2004. We also had $11,619 in prepaid and other current assets and $5,903 in inventory making our total current assets at March 31, 2004 equal to $93,703. We also had the following long term assets: $67,882 in debt issue costs; $63,510 in property and equipment, net, $6,575 in net website development costs, and $734,329 represented by net value of our patents, $40,000 in deposits. Therefore, our total assets as of March 31, 2004 were $1,005,999.

Our total current liabilities were $4,226,595 at March 31, 2004, which was represented by accounts payable of $552,062 and $947,084 of accrued expenses, $1,262,448 due to related parties, warrant liability of $142,138, convertible note payable of $107,863, after a discount of $492,137 and demand loans payable for $1,215,000. Our liabilities exceeded our assets by $3,220,596 as of March 31, 2004.

We have financed our operations primarily through cash generated from related party debt financing and from the private placement sales of equity securities. We also sold Common Stock in the amount of $200,000, Preferred Stock in the amount of $885,000, as well as issuing a Convertible Debenture with proceeds in the amount of $600,000. Additionally related parties loaned an additional $563,650 to us. Also during the year ended March 31, 2004, we had $1,215,000 in demand loans payable.

Our cash used in investing activities was $2,146,612 for the year ended March 31, 2004, as compared to $145,699 for the same period ended in 2003, an increase of $2,000,913, which was due to the InnoFood acquisition deposit.

Our net cash provided by financing activities was $3,302,350 for the year ended March 31, 2004 compared to $757,325 for the same period a year earlier. The increase of $2,545,025 is primarily due to proceeds from demand loans payable, the sale of preferred stock, and convertible note payable, and increases in the sale of common stock and loan proceeds from related parties. Restatement of Prior Year Financial Statements

As discussed in Note 2 to the consolidated financial statement, we entered into agreements with Gene Pharmaceuticals LLC ("GP LLC") to purchase certain patents and other assets. We previously had valued the patents based on the present value of the minimum contractual obligations using a 6% discount rate. Per the December 19, 2002 agreement, we issued to GP LLC 2,000,000 shares of our common stock in exchange for the minimum contractual payments. At this time we valued the transaction based on the deemed current value of our common stock, which resulted in us increasing the carrying value of the patents by $1,658,378. At the time our stock was not publicly traded so we valued its stock at $2.00 per share which was the most recent price that we had sold shares for cash. After this increase in the value of patents, the patents carrying value was $3,905,832. At March 31, 2003, the patents were appraised at $3,850,000 which resulted in us writing down the value of the patents by $55,832.

We have restated our previously issued consolidated financial statements to reflect using a discount rate of 15.5% rather than 6% to value the minimum contractual obligations and to value the 2,000,000 shares of common stock issued in the December 19, 2002 transaction at the carrying value of the contractual obligation that was exchanged for the shares rather than at the deemed current value of the shares at the date of issuance.

In addition, we did not amortize the value of our patents. The consolidated financial statements have been restated to reflect the amortization of our patents over the estimated useful life of the patents using the straight line method. Amortization expense for the years ended March 31, 2001, 2002 and 2003 was $20,458, $84,690 and $87,161, respectively.

The effects of the restatement are as follows:
                                                  AS PREVIOUSLY
                                                     FILED         AS RESTATED

    March 31, 2001
         Patents                                 $   2,222,744   $   1,100,756
         Accumulated amortization of patents     $           -   $      20,458
         Contract payable                        $   2,206,422   $   1,092,530
         Total Stockholders' equity              $      76,117   $      47,565
         Net loss                                $    (194,864)  $    (223,416)


    March 31, 2002
         Patents                                 $   2,246,005   $  1,124,017
         Accumulated amortization of patents     $           -   $    105,148
         Contract payable                        $   2,259,533   $  1,176,802
         Total Stockholders' deficit             $    (260,911)  $   (405,315)
         Net loss                                $  (1,028,397)  $ (1,144,249)


    March 31, 2003
         Patents                                 $   3,850,000   $   1,125,466
         Accumulated amortization of patents     $           -   $     192,309
         Total Stockholders' equity              $   3,418,865   $     502,022
         Net loss                                $  (2,087,652)  $  (2,148,008)


RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2004 AS COMPARED TO THE YEAR ENDED MARCH 31, 2003

Revenues and Cost of Sales

We had no significant revenues for the years ended March 31, 2004 and March 31, 2003 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net sales were $4,708 less $12,402 for cost of sales for a gross loss of $7,694 for the year ended March 31, 2004 as compared net sales of $447 less $10,440 for cost of sales for a gross loss of $9,993 for the restated year ended March 31, 2003.

Operating Expenses

Operating expenses for the year ended March 31, 2004 were $4,554,669 compared to $2,012,738 for the year ended March 31, 2003. For both years, expenses incurred were for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the year ended March 31, 2004, this amount was represented by $116,158 in depreciation and amortization, $738,257 in professional fees, $789,383 in salary and wages, $125,680 in rent expense, $150,083 in marketing and promotions, $2,331,552 in impairment expense and $305,586 in other operating expenses, as compared to the year ended March 31, 2003, where we had $109,971 in depreciation and amortization, $852,902 in professional fees, $530,486 in salary and wages, $112,106 in rent expense, $171,974 in marketing and promotions, $0 in impairment expense and $235,299 in other operating expenses. Our operating expenses increased due primarily to our impairment expense related to the write off of the acquisition deposit to InnoFood and the writedown of the value of one of our patents, increased compensation and consulting expenses.

Interest expense and financing costs for the year ended March 31, 2004 were $1,350,617 compared to $125,277 for the year ended March 31, 2003. The significant increase is due to the interest on the convertible note payable, the demand note payable and the advances from related parties. In addition, the amortization of debt issue costs and debt discounts and penalties for not registering shares underlying the conversion of the convertible note payable and convertible preferred stock.

The change in the fair value in the warrant liability relates to the decrease in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the decline our stock price, the fair value of these warrants has decreased resulting in the decrease of the warrant liability.

During the year ended March 31, 2004, we recognized $885,000 of a preferred stock dividend relating to the issuance of convertible preferred stock. (See
Note 6). Preferred stock dividend represented the relative fair value of warrants and beneficial conversion features in relation to the issuance of the convertible preferred stock. Our net loss attributable to common shareholders for year ended March 31, 2004, before the preferred dividend was $5,703,639.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next 12 months, we plan to continue moving forward with the Phase III clinical trials of our allergy prevention product, PreHistin (TM), followed immediately by submission of an application to the FDA for marketing approval of PreHistin (TM) as an over the counter ("OTC") allergy medication. We hope to receive approval from the FDA in late 2005, enabling our US marketing launch of the product for the spring 2006 allergy season.

While continuing with the US FDA approval process, we are working to finalize the international launch strategy in the primary global markets. Discussions are progressing with potential joint venture partners for marketing, manufacturing, regulatory approval and distribution throughout the world, the most advanced of which are with companies in Japan and Canada.

In addition to seeking approval from the FDA for the primary indication of seasonal allergic rhinitis (hay fever) for PreHistin (TM), we plan to conduct additional studies to validate the viability of approval for supplemental indications and alternative delivery mechanisms. The tests will be a combination of clinical trials and laboratory analyses.

We are also actively pursuing the acquisition and development of products that we hope will enable us to leverage our resources. Areas of focus are OTC pharmaceutical products and nutritional supplements.

As of March 31, 2004, we had cash of $76,181. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistin (TM) application to the United States FDA and to execute a marketing launch of the PreHistin (TM) product. We will also need to raise funds to execute studies for the further development of the PreHistin (TM) product line and to complete the acquisition of additional products. Along with our investment bankers, we plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

Other than the research and development related to our PreHistin (TM) product, we do not plan to engage in any other research and development unless we are able to raise additional funds. We do anticipate the purchase of significant equipment within the next 12 months for our PreHistin (TM) product. We do not anticipate any significant hiring over the next 12 months.

Off-balance sheet arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements required by Item 7 are presented in the copy filed on EDGAR.


                          Cobalis Corp. and Subsidiary
                          (a Development Stage Company)
                        Consolidated Financial Statements
                       Years Ended March 31, 2004 and 2003
                    And from November 21, 2000 (inception) to
                                 March 31, 2004


                                    CONTENTS

                                                                                                        PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                  F-1

FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of March 31, 2004                                                     F-2
     Consolidated Statements of Operations for the years ended March 31, 2004 and 2003,
       and from November 21, 2000 (inception) to March 31, 2004                                          F-3
     Consolidated Statement of Stockholders' Deficit for the period from
       November 21, 2000 (Inception) to March 31, 2004                                                   F-4
     Consolidated Statements of Cash Flows for the years ended March 31, 2004 and 2003,
       and from November 21, 2000 (inception) to March 31, 2004                                          F-5
     Notes to Consolidated Financial Statements                                                          F-9

             Report of Independent Registered Public Accounting Firm


Cobalis Corp. (formerly Biogentech Corp.)
Irvine, California

We have audited the accompanying consolidated balance sheets of Cobalis Corp. (formerly Biogentech Corp.) (a Development Stage Company) as of March 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended March 31, 2004 and the period from November 21, 2000 (inception) to March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 and the period from November 21, 2000 (inception) to March 31,2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations, has not generated significant revenue, and has a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
July 8, 2004

            Cobalis Corp. (formerly Biogentech Corp.) and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet



                          Cobalis Corp. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                              As of March 31, 2004



                                     ASSETS

CURRENT ASSETS
     Cash                                                                                 $         76,181
     Prepaid expenses and other current assets                                                      11,619
     Inventory                                                                                       5,903

                                                                                          -----------------
TOTAL CURRENT ASSETS                                                                                93,703

DEBT ISSUE COSTS                                                                                    67,882
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $48,548                                  63,510
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $24,500                                6,575
PATENTS, net of accumulated amortization of $170,986                                               734,329
DEPOSIT                                                                                             40,000

                                                                                          -----------------
TOTAL ASSETS                                                                              $      1,005,999
                                                                                          =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                     $        552,062
     Accrued expenses                                                                              947,084
     Due to related parties                                                                      1,262,448
     Warrant liability                                                                             142,138
     Convertible note payable, net of discount of $492,137                                         107,863
     Demand loans payable                                                                        1,215,000

                                                                                          -----------------
TOTAL CURRENT LIABILITIES                                                                        4,226,595

7.5% CONVERTIBLE PREFERRED STOCK (dividends in arrears of $37,500)
       $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding              885,000

COMMITMENTS AND CONTINGENCIES                                                                            -

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 24,119,708 shares issued and 21,119,708 shares outstanding                       21,120
     Additional paid-in capital                                                                  5,977,596
     Deficit accumulated during the development stage                                          (10,104,312)

                                                                                          -----------------
TOTAL STOCKHOLDERS' DEFICIT                                                                     (4,105,596)
                                                                                          -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $       1,005,999
                                                                                          =================








             The accompanying notes are an integral part of these
                       consolidated financial statements.

            COBALIS CORP. (FORMERLY BIOGENTECH CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED                 CUMULATIVE FROM
                                                       -------------------------------        NOVEMBER 21,
                                                         MARCH 31,        MARCH 31,      2000 (INCEPTION) TO
                                                           2004             2003           MARCH 31, 2004
                                                       --------------   --------------   --------------------
                                                                         (as restated)      (as restated)

NET SALES                                              $       4,708    $         447    $             5,155

COST OF SALES                                                 12,402           10,440                 28,842

                                                       --------------   --------------   --------------------
GROSS LOSS                                                    (7,694)          (9,993)               (23,687)
                                                       --------------   --------------   --------------------

OPERATING EXPENSES:
     Professional fees                                       738,257          852,902              1,953,094
     Salary and wages                                        789,383          530,486              1,701,694
     Rent expense                                            125,680          112,106                283,259
     Marketing and promotions                                150,083          171,974                331,923
     Depreciation and amortization                           116,158          109,971                352,663
     Impairment expense                                    2,331,522                -              2,331,522
     Other operating expenses                                303,586          235,299                752,838
                                                       --------------   --------------   --------------------
TOTAL OPERATING EXPENSES                                   4,554,669        2,012,738              7,706,993
                                                       --------------   --------------   --------------------

LOSS FROM OPERATIONS                                      (4,562,363)      (2,022,731)            (7,730,680)

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                 (1,350,617)        (125,277)            (1,697,973)
     Change in fair value of warrant liability               209,341                -                209,341

                                                       --------------   --------------   --------------------
TOTAL OTHER INCOME (EXPENSE)                              (1,141,276)        (125,277)            (1,488,632)
                                                       --------------   --------------   --------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (5,703,639)      (2,148,008)            (9,219,312)

PROVISION FOR INCOME TAXES                                         -                -                      -
                                                       --------------   --------------   --------------------

NET LOSS                                                  (5,703,639)      (2,148,008)            (9,219,312)

PREFERRED STOCK DIVIDENDS                                    885,000                -                885,000
                                                       --------------   --------------   --------------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS             $  (6,588,639)   $  (2,148,008)   $       (10,104,312)
                                                       ==============   ==============   ====================

NET LOSS PER SHARE:
     BASIC AND DILUTED                                 $      (0.32)    $       (0.12)   $             (0.56)
                                                       ==============   ==============   ====================

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                                    20,630,593       17,747,111             18,162,479
                                                       ==============   ==============   ====================





             The accompanying notes are an integral part of these
                       consolidated financial statements.

            COBALIS CORP. (FORMERLY BIOGENTECH CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 20, 2000 (INCEPTION) TO MARCH 31, 2004



                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
       FOR THE PERIOD FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004

                                                                                                              DEFICIT
                                                                                                            ACCUMULATED   TOTAL
                                                                                    ADDITIONAL              DURING THE STOCKHOLDERS'
                                                                   COMMON STOCK      PAID-IN     DEFERRED   DEVELOPMENT   EQUITY
                                                                SHARES    AMOUNT     CAPITAL   COMPENSATION    STAGE     (DEFICIT)
                                                                --------  --------  ----------  -----------  ---------   ----------
Balance at inception (November 21, 2000)                               -  $      -  $        -  $         -  $       -  $         -
Issuance of founder's shares in exchange
  for property and equipment                                  16,300,000    16,300           -            -          -       16,300
Issuance of common stock for cash - November 2000 @ $1.00         30,000        30      29,970            -          -       30,000
Issuance of common stock for cash - December 2000 @ $1.00         15,000        15      14,985            -          -       15,000
Issuance of common stock for cash - February 2001 @ $1.00         12,000        12      11,988            -          -       12,000
Issuance of common stock for cash - March 2001 @ $1.00           125,000       125     124,875            -          -      125,000
Issuance of common stock for services - March 2001 @ $1.00        10,000        10       9,990            -          -       10,000
Contributed capital                                                    -         -      62,681            -          -       62,681
Net loss for the period from inception                                                                               -
  (November 21, 2000) to March 31, 2001                                -         -           -            -   (223,416)    (223,416)
                                                                --------  --------  ----------  -----------  ---------   ----------

Balance at March 31, 2001, as restated                        16,492,000    16,492     254,489            -   (223,416)      47,565

Issuance of common stock for cash - April 2001 @ $1.00            10,000        10       9,990            -          -       10,000
Issuance of common stock for telephone equipment -
  April 2001 @ $1.00                                               6,750         7       6,743            -          -        6,750
Issuance of common stock for cash - May 2001 @ $1.00              11,000        11      10,989            -          -       11,000
Issuance of common stock for website development -
  May 2001 @ $1.00                                                17,000        17      16,983            -          -       17,000
Issuance of common stock for legal services -
  May 2001 @ $1.00                                                 1,000         1         999            -          -        1,000
Issuance of common stock for cash - June 2001 @ $1.00             23,500        24      23,476            -          -       23,500
Issuance of common stock for cash - July 2001 @ $1.00             20,000        20      19,980            -          -       20,000
Issuance of common stock for cash - August 2001 @ $1.00           25,000        25      24,975            -          -       25,000
Issuance of common stock for services, related party -
  September 2001 @ $1.00                                          65,858        66      65,792            -          -       65,858
Issuance of common stock for cash - September 2001 @ $1.00        15,000        15      14,985            -          -       15,000
Issuance of common stock for services - September 2001            11,000        11      10,989            -          -       11,000
Issuance of stock options for services - September 2001                -         -      32,000            -          -       32,000
Issuance of common stock for cash - October 2001 @ $1.00           5,000         5       4,995            -          -        5,000
Issuance of common stock for cash - December 2001 @ $1.00         30,000        30      29,970            -          -       30,000
Issuance of common stock for services -
  December 31, 2001 @ $1.00                                       33,000        33      32,967            -          -       33,000
Issuance of common stock for services, related party -
  December 2001 @ $1.00                                          117,500       118     117,382            -          -      117,500
Issuance of common stock for prepaid advertising -
  December 2001 @ $1.00                                           15,600        15      15,585            -          -       15,600
Issuance of common stock for property and equipment -
  January 2002 @ $3.00                                             1,000         1       2,999            -          -        3,000
Issuance of common stock for services, related party -
  January 2002 @ $1.00                                            33,000        33      32,967            -          -       33,000
Issuance of common stock for cash - February 2002 @ $2.00         20,000        20      39,980            -          -       40,000
Issuance of common stock for cash - March 2002 @ $2.00            12,500        12      24,988            -          -       25,000
Contributed capital                                                    -         -     211,269            -          -      211,269
Deferred compensation                                                  -         -           -      (60,108)         -      (60,108)
Net loss                                                               -         -           -            - (1,144,249)  (1,144,249)
                                                                --------  --------  ----------  -----------  ---------   ----------

Balance at March 31, 2002, as restated                        16,965,708    16,966   1,005,492      (60,108)(1,367,665)    (405,315)

Issuance of common stock for services - April 2002 @ $2.00         3,000         3       5,997            -          -        6,000
Issuance of common stock for cash - April 2002 @ $1.00            10,000        10       9,990            -          -       10,000
Issuance of common stock for cash - April 2002 @ $2.00            17,500        17      34,983            -          -       35,000
Issuance of common stock for cash - May 2002 @ $1.00              10,000        10       9,990            -          -       10,000
Issuance of common stock for cash - May 2002 @ $2.00              16,000        16      31,984            -          -       32,000
Issuance of stock options for services - May 2002                      -         -     350,000            -          -      350,000
Contributed capital - bonus expense                                    -         -      50,000            -          -       50,000
Issuance of common stock for cash - June 2002 @ $1.00              5,000         5       4,995            -          -        5,000
Issuance of common stock for cash - June 2002 @ $2.00              5,000         5       9,995            -          -       10,000
Issuance of common stock for cash - July 2002 @ $1.00              5,000         5       4,995            -          -        5,000
Issuance of common stock for cash - August 2002 @ $2.00           10,000        10      19,990            -          -       20,000
Issuance of common stock for cash - September 2002 @ $2.00        10,000        10      19,990            -          -       20,000
Issuance of stock options below fair market value - November 2002      -         -     250,000     (250,000)         -            -
Issuance of common stock for conversion of note -
   December 2002 @ $2.00                                          50,000        50      99,950            -          -      100,000
Issuance of common stock for cash - December 2002 @ $2.00         20,000        20      39,980            -          -       40,000
Issuance of common stock for services - December 2002 @ $2.00     15,000        15      29,985            -          -       30,000
Issuance of common stock to pay off contract payable -
   December 2002 @ $0.64                                       2,000,000     2,000  $1,285,917            -          -    1,287,917
Contributed capital                                                                    292,718            -          -      292,718
Issuance of common stock for exercise of options -December 2002  574,000       574     574,028            -          -      574,602
Deferred compensation                                                  -         -           -       60,108          -       60,108
Contributed capital                                                    -         -       5,000            -          -        5,000
Issuance of common stock for services - January 2003                   -         -      25,000            -          -       25,000
Issuance of common stock for cash February 2003 @ $2.00           11,500        12      22,988            -          -       23,000
Issuance of common stock for cash March 2003 @ $2.00               5,000         5       9,995            -          -       10,000
Deferred compensation                                                  -         -           -       54,000          -       54,000
Net loss                                                               -         -           -            -  (2,148,008) (2,148,008)
                                                                --------  --------  ----------  -----------  ---------   ----------

Balance at March 31, 2003, as restated                        19,732,708    19,733   4,193,962     (196,000) (3,515,673)    502,022

Issuance of common stock for cash April 2003 @ $2.00              70,000        70     139,930            -          -      140,000
Issuance of common stock for cash May 2003 @ $2.00                30,000        30      59,970            -          -       60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")           1,032,000     1,032    (101,032)           -          -     (100,000)
Issuance of common stock for penalties  January 2004 @ $2.80     135,000       135     377,865            -          -      378,000
Issuance of common stock for services February 2004 @ $2.20      100,000       100     219,900            -          -      220,000
Issuance of common stock for services February 2004 @ $1.85      $20,000        20      36,980            -          -       37,000
Value of beneficial converstion feature of convertible
  debenture issued in September 2003                                   -         -     346,870            -          -      346,870
Fair value allocated to warrant liability for detachable
  warrants issued with preferred stock                                 -         -    (181,849)           -          -     (181,849)
Dividend on preferred stock                                            -         -     885,000            -   (885,000)           -
Deferred compensation                                                  -         -           -      196,000          -      196,000
Net loss                                                               -         -           -            - (5,703,639)  (5,703,639)
                                                                --------  --------  ----------  -----------  ---------   ----------

Balance at March 31, 2004                                     21,119,708  $ 21,120  $5,977,596  $         -$(10,104,312)$(4,105,596)
                                                                ========  ========  ==========  ===========  =========    ==========






             The accompanying notes are an integral part of these
                       consolidated financial statements.

            COBALIS CORP. (FORMERLY BIOGENTECH CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         CUMULATIVE FROM
                                                            YEAR ENDED                     NOVEMBER 21,
                                                             MARCH 31,     MARCH 31,     2000 (INCEPTION) TO
                                                              2004            2003       MARCH 31, 2004
                                                           ------------   -------------  ----------------
                                                                          (as restated)   (as restated)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                              $  (5,703,639)     (2,148,008)   $   (9,219,312)
   Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense                    116,158         109,971           352,663
      Common stock issued for services                         257,000          36,000           564,358
      Common stock issued for penalty                          378,000               -           378,000
      Change in value of warrant liability                    (209,341)              -          (209,341)
      Amortization of debt issue costs                          15,618               -            15,618
      Exercise of stock options for services                                    26,960            26,960
      Amortization of discounts on notes                        24,363          93,089           297,991
      Issuance of stock options for services                         -         375,000           407,000
      Capital contribution - bonus (related party)                   -          50,000            50,000
      Amortization of prepaid advertising                            -          11,700            15,600
      Amortization of deferred compensation                    196,000         114,108           250,000
      Discount on common stock issued for settlement of debt         -          50,000            50,000
      Impairment expense                                     2,331,522               -         2,331,522
   Changes in assets and liabilities:                                                                  -
    Prepaid expenses and other assets                           (8,133)         12,714           (11,619)
    Inventory                                                       97          (5,750)              347
    Accounts payable                                            94,988         283,840           520,345
    Accrued expenses                                           947,084               -           947,084
    Amounts due to related parties                             478,436         373,943         1,124,123
                                                           ------------   -------------  ----------------
Net cash used in operating activities                       (1,081,847)       (616,433)       (2,108,661)
                                                           ------------   -------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                          (25,937)         (3,499)          (86,007)
   Increase in patent costs                                          -          (1,450)          (24,711)
   Change in restricted cash                                   100,000        (100,000)                -
   Merger fees and costs                                             -               -                 -
   Increase in acquisition deposits                         (2,220,000)              -        (2,220,000)
   Increase in other deposits                                        -         (40,000)          (40,000)
   Increase in capitalized website                                (675)           (750)          (14,565)

                                                           ------------   -------------  ----------------
Net cash used in investing activities                       (2,146,612)       (145,699)       (2,385,283)
                                                           ------------   -------------  ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Payment on contract                                               -         (11,000)         (161,000)
   Proceeds from advances - related party                      563,650         255,607           869,257
   Proceeds from issuance of notes payable                   1,215,000               -         1,215,000
   Proceeds from sale of common stock                          200,000         220,000           806,500
   Proceeds from sale of preferred stock                       885,000               -           885,000
   Proceeds from convertible debenture                         600,000               -           600,000
   Capital contribution                                              -         297,718           571,668
   Payment of debt issue costs                                 (83,500)              -           (83,500)
   Payments on advances - related party                        (77,800)         (5,000)         (132,800)

                                                           ------------   -------------  ----------------
Net cash provided by financing activities                    3,302,350         757,325         4,570,125
                                                           ------------   -------------  ----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             73,891          (4,807)           76,181

CASH, beginning of the year                                      2,290           7,097                 -
                                                           ------------   -------------  ----------------

CASH, end of the year                                      $    76,181    $      2,290    $       76,181
                                                           ============   =============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                           $         -    $          -    $            -
                                                           ============   =============  ================
   Income taxes paid                                       $         -    $          -    $            -
                                                           ============   =============  ================





             The accompanying notes are an integral part of these
                       consolidated financial statements.

            COBALIS CORP. (FORMERLY BIOGENTECH CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         FOR THE PERIOD FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2002

         The Company issued 16,300,000 shares of its common stock at par, as founder's shares, for property and equipment, totaling $16,300, upon formation of the Company.

         The Company issued a note payable as consideration for the purchase of patents and inventory valued at $1,086,536 and $6,250, respectively. The Company recorded a $2,843,464 discount on note payable relating to the issuance of the note.

         The Company issued 10,000 shares of its common stock for consulting services totaling $10,000, which represented the fair market value on the date of issuance.

         During the period from November 21, 2000 (inception) to March 31, 2002, R&R, a shareholder of the Company, advanced the Company cash and also paid certain expenses directly on behalf of the Company totaling $273,950. The Company has recorded these transactions as a contribution to capital as of March 31, 2001.

         The Company issued 6,750 shares of its common stock valued at $6,750 for telephone equipment, which represented the fair market value on the date of issuance.

         The Company issued 17,000 shares of its common stock valued at $17,000 for website development costs, which represented the fair market value on the date of issuance.

         The Company issued 45,000 shares of its common stock valued at $45,000 for legal and consulting services provided, which represented the fair market value on the date of issuance.

         The Company issued 216,358 shares of its common stock valued at $1.00 per share or $216,358 as consideration for past and future consulting services provided by a related party, which represented the fair market value on the date of issuance. This resulted in the Company recording $60,108 of deferred compensation as of March 31, 2002.

         The Company issued 15,600 shares of its common stock valued at $15,600 for prepaid advertising expense, which represents the fair market value on the date of issuance.

         During January 2002, the Company issued 1,000 shares of its common stock for property and equipment with a fair value of $3,000.

         The Company issued 64,000 options to officers of the Company, to purchase its common stock at $0.50 per share for services rendered totaling $32,000. The Company's common stock had a fair market value of $1.00 per share on the date of issuance.



             The accompanying notes are an integral part of these
                       consolidated financial statements.

            COBALIS CORP. (FORMERLY BIOGENTECH CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
(CONTINUED):

         FOR THE YEAR ENDED MARCH 31, 2003

         As of March 31, 2003, the Company has fully amortized the remaining balance of deferred compensation in the amount of $60,108 resulting from the issuance of common shares for future consulting services.

         The Company issued 18,000 shares of its common stock valued at $36,000 for consulting services provided, which represented the fair market value on the date of issuance.

         During the year ended March 31, 2003, R&R advanced the Company cash and also paid certain expenses directly on behalf of the Company totaling $292,718. The Company has recorded these transactions as a contribution to capital as of March 31, 2003.

         On May 5, 2002, a related party transferred 25,000 shares of the Company's common stock valued at $50,000 to an employee of the Company as a bonus. The fair market value on the date of issuance was $2.00 per share. The Company has recorded this transaction as a contribution to capital and salary expense as of March 31, 2003.

         During September 2002, a shareholder loaned the Company $50,000, which was convertible into 50,000 shares of the Company's common stock. The fair market value of the common stock was $2.00 per share; therefore, the Company recorded a $50,000 expense relating to this note. Subsequently, on December 31, 2002, the note holder converted the $50,000 promissory note into 50,000 shares of the Company's common stock.

         During May 2002, the Company granted stock options to three consultants to purchase a total of 300,000 shares at an exercise price of $1.00 per share. The options vest immediately on the execution date of the consulting agreement. At the date of the grant, the fair value of the common stock was $2.00 per share. The Company valued these options under the Black-Scholes model with a total valuation of approximately $350,000, which was included in the statements of operations for the year ended March 31, 2003.




              The accompanying notes are an integral part of these
                       consolidated financial statements.

            COBALIS CORP. (FORMERLY BIOGENTECH CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
(CONTINUED):

         FOR THE YEAR ENDED MARCH 31, 2003 (CONTINUED)
         ----------------------------------------------

         Three employees exercised 574,000 stock options as consideration for the forgiveness of $574,602 of accrued salaries to these three employees.

         On December 19, 2002, the Company issued 2,000,000 shares of its common stock valued at $1,287,917 in lieu of payment in full under the contract payable totaling $1,287,917.

         On November 5, 2002, the Company entered into an employment agreement with its new Chief Operating Officer ("COO"). The COO received 500,000 options to purchase 500,000 shares of the Company's common stock an exercise price totaling the lesser of $2.00 per share or 75% of the fair market value of the Company's common stock on date of grant. As of November 5, 2002, the fair market value of the Company's common stock was $2.00 per share; therefore, the exercise price of the stock options issued was $1.50 per option. The Company recognized deferred compensation relating to these options and is amortizing the expense over the vesting period. During the year ended March 31, 2003, the Company recognized $54,000 of expense relating to these options.

         On December 27, 2002, the Company entered into an employment agreement with its Chief Financial Officer ("CFO") on a part-time basis. This agreement became effective on January 2, 2003. The CFO was granted 25,000 fully vested options to purchase 25,000 shares of the Company's common stock with an exercise price of $1.00 per share during January 2003. The fair market value of the common stock was $2.00 per share; therefore, during January 2003, the Company recognized $25,000 of compensation expense upon issuance.

         FOR THE YEAR ENDED MARCH 31, 2004
         ----------------------------------

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

         The Company issued 135,000 shares of its common stock valued at $378,000 for a penalty associated with its convertible debenture, which represented the fair market value on the date of issuance.

         The Company issued 120,000 shares of its common stock valued at $257,000 for consulting services and employee bonus.




             The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Line of Business
         ---------------------------------
         BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St Petka, Inc. On May 4, 2001, BG formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp.("TTAC"), a wholly owned subsidiary formed for the purpose of acquiring BG. TTAC is the wholly owned subsidiary of the registrant, Cobalis Corp. (formerly Biogentech Corp. and formerly Togs for Tykes, Inc.) ("the Company" or "Cobalis"). As allowed under SFAS 141, the Company designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,732,705 shares of $0.001 par value stock) will be exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of Cobalis' common stock. At the date of the transaction, BGTH had 5,532,000 shares of common stock outstanding of which 4,500,000 will be cancelled as part of the transaction. The Company changed its corporate name to Cobalis Corp. with the filing of a Certificate of Amendment to our corporate articles in Nevada on July 6, 2004.

         This transaction was consummated with the filing of the Articles of Merger with the State of Nevada on July 2, 2003 BG shareholders then effectively controlled approximately 95% of the issued and outstanding common stock of Cobalis. Since the shareholders of BG obtained control of Cobalis, according to FASB Statement No. 141 - "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

         o BG is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of BG have been presented for the comparative prior period; and

         o Control of the net assets and business of Cobalis was acquired for accounting purposes effective June 30, 2003. This transaction has been accounted for as a purchase of the assets and liabilities of Cobalis by BG as of June 30 2003. The historical cost of the net assets acquired was $0 and $100,000 cash was paid for costs and fees associated with the merger.

         The Company is a biotechnology company that has purchased the intellectual property rights (including related patents) to market Immun-Eeze, a dietary supplement, which is a natural alternative to over-the-counter and prescription medications. Immun-Eeze is effective in alleviating allergies and their accompanying symptoms. Immun-Eeze has been reformulated (the reformulation is included in the patent) and will be marketed under the name Prehistin, previously "Allertin".




             The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements have been prepared in conformity with in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $5,703,639 for the year ended March 31, 2004 and as of March 31, 2004, the Company had a working capital deficiency of $4,132,892 and a stockholder deficit of $4,105,596. In addition, as of March 31, 2004, the Company has not developed a substantial source of revenue.

         These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company is currently attempting to raise additional debt and equity financing for operating purposes.

         The Company requires substantial capital to pursue its operating strategy, which includes commercialization of its products, and currently has limited cash for operations. Until the Company can obtain revenues sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, the Company will be dependent upon external sources of financing.

         There can be no assurances that sufficient financing will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which could have an adverse effect on the Company's financial condition and results of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of Cobalis and its wholly owned subsidiary, BioGentec Inc. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2004, the Company used estimates in determining the realization of its accounts receivable and inventory, capitalization and amortization of web development costs and patents, and fair value of equity instruments issued for services. Actual results could differ from these estimates.

         Fair Value of Financial Instruments
         -----------------------------------

         For certain of the Company's consolidated financial instruments, including cash and cash equivalents, accounts payable, accrued expenses, and due to related parties, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the consolidated statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

         Concentration of Credit Risk
         ----------------------------

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. As of March 31, 2004, the Company had approximately $22,000 exceeding the insurance limit.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         Inventory
         ---------

         Inventory, consisting primarily of sample products used for marketing purposes, is carried at the lower of cost or market utilizing the first-in, first-out method.

         Property and Equipment
         ----------------------

         Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 to 7 years for various classes of assets. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

         The estimated service lives of property and equipment are as follows:
                  Furniture and fixtures:            7 years
                  Computer equipment:                3 to 5 years

         Research and Development
         ------------------------

         The Company incurs costs in the research and development of a dietary supplement, Alleratin. All costs relating to phases I and II clinical trials were incurred before acquisition of the patents. Phase III and other research and development costs are charged to expense as incurred. For the years ended March 31, 2004 and 2003 and the period form November 21, 2000 (inception) to March 31, 2004, the Company incurred $66,871, $18,412, and $91,753, respectively, in research and development expenses.

         Website Development Costs
         -------------------------

         Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over three years. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totaled $9,000, $9,000, and $24,500, respectively, for the years ended March 31, 2004 and 2003 and the period from November 21, 2000 (inception) to March 31, 2004.

         Patent Costs
         ------------

         Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004. Amortization expense related to these patents for the years ended March 31, 2004 and 2003 and the period from November 21, 2000 (inception) to March 31, 2004 was $87,306, $87,161 and $279,615, respectively. Projected amortization expense approximates $54,000, $54,000, $49,000, $49,000 and $49,000, respectively, for each of the five years ended March 31, 2009. Weighted average life of the remaining patent approximated 17.7 years.

         Revenue Recognition
         -------------------

         The Company will recognize revenue from product sales when shipment of product to the customer has been made, which is when title passes. The Company will estimate and record provisions for rebates, sales returns and allowances in the period the sale is recorded. Shipping and handling charges are included in gross sales, with the related costs included in selling, general and administrative expenses. For the years ended March 31, 2004 and 2003, the Company had not generated any significant revenue.

         Impairment of Long-Lived Assets
         -------------------------------

         In accordance with SFAS Nos. 142 and 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 142 relates to assets with an indefinite life where as SFAS 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

         Stock Based Compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25,

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended March 31, 2004 and 2003:

                                                                         2004               2003 (as restated)
                                                                  ------------------  -------------------
         Net loss to common stockholders
           As reported                                            $      (6,588,639)  $       (2,148,008)
           Compensation recognized under APB 25                                   -              79,000
           Compensation recognized under SFAS 123                        (2,177,776)             (90,000)
                                                                  ------------------  -------------------
                      Pro forma                                   $      (8,766,415)  $       (2,159,008)
                                                                  ==================  ==================


         Basic and diluted loss per common share

           As reported                                            $           (0.32)  $           (0.12)
           Pro forma                                              $           (0.42)  $           (0.12)


         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003:

                                                                        2004                 2003
                                                                --------------------  ---------------------

         Risk-free interest rate:                                      4.1%                5.6%
         Dividend yields:                                                0%                  0%
         Volatility factors:                                            75%                  0%
         Weighted average expected life of the option:                 3.5 years         2.5 years

         In February 2004, the Company's majority shareholder, St. Petka Trust, granted 1,000,000 options to an employee of the Company. The Company accounted for the transactions between St. Petka Trust and this employee in accordance with Staff Bulletin Board (SAB) 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)" which requires the Company to record expense for services paid by the stockholder for the benefit of the Company. Since the strike price of the options is higher than the market price of the Company's stock on the date of the grant, no expense was recorded in accordance with APB
         25. The fair value of the options approximates $989,898 under the SFAS 123 which is included in the calculation of the proforma net loss.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004



         Advertising and Marketing Costs
         -------------------------------

         Advertising costs are expensed as incurred and included in operating expenses. For the years ended March 31, 2004 and 2003 and for the period from November 21, 2000 (inception) to March 31, 2004, advertising costs were $150,083 and $171,974, and $331,923, respectively.


         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Loss Per Share
         --------------

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company has excluded all outstanding options, warrants, and convertible note payable and preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive. As of March 31, 2004 and 2003, the Company has approximately 3,260,834 and 1,150,000 common stock equivalents, respectively.

         Comprehensive Loss
         ------------------

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended March 31, 2004 and 2003 and the period from November 21, 2000 (inception) to March 31, 2004, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         Discount on Convertible Note Payable and Preferred Stock
         --------------------------------------------------------

         Discounts on convertible note payable and preferred stock are the relative fair values attributed to the detachable warrants issued and the value of the beneficial conversion features associated with the convertible note payable and preferred stock. These discounts are accounted for in accordance with Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." issued by the American Institute of Certified Public Accountants.

         Warrant Liability
         -----------------

         Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has recorded the relative fair value of warrants issued with registration rights on the Convertible Debenture and the Convertible Preferred Stock in the amount of $351,479 as a short-term liability until the Company has obtained an effective registration statement for these shares.

         Additionally, the Company is required to report a value of the warrant as a fair market value and record the fluctuation to the fair value of the warrant liability to current operations. The fair value decreased by $209,341 during the year ended March 31, 2004 and such amount has been included in other income.

         Payroll Tax Liability
         ---------------------

         The Company has not remitted approximately $89,000 in payroll tax liabilities that are recorded in accrued expenses in the accompanying consolidated balance sheet.

         Recently Issued Accounting Pronouncements
         -----------------------------------------

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which addresses certain implementation issues and allowed companies with certain types of variable interest entities to defer adoption of FIN 46R until the end of the first interim or annual reporting period ending after March 15, 2004. The Company is evaluating the impact of applying FIN 46R to its consolidated financial statements.

         In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004



         rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.


NOTE 2 - ACQUISITION OF CERTAIN ASSETS

         On November 22, 2000, the Company entered into an asset purchase agreement to acquire certain tangible and intangible assets from Gene Pharmaceuticals, LLC, formerly known as Allergy Limited, LLC ("GP LLC"), an unrelated company. As consideration, the Company agreed to pay a $150,000 down payment, as well as royalty payments calculated as a percentage of gross sales of the product known as "Immune-Eeze," occurring on or after January 1, 2001. The royalty payments were to be computed and payable quarterly, beginning with the quarter ended March 31, 2001, at the greater of the:

        (i)   Buyers Minimum Royalty Obligation;
        (ii) rate of 6% of annual gross sales on the first $50,000,000 in gross sales; and
        (iii) rate of 3% of annual gross sales on all gross sales in excess of $50,000,000.

         The Company's minimum royalty obligation to GP LLC in the event that gross sales in any quarter did not meet certain threshold amounts would total $3,930,000. The minimum guaranteed purchase price was payable through 2022.

         Gross sales are defined as all payments received by the Company on worldwide sales of all products containing Vitamin B12 including, but not limited to, sales of all products in pediatric doses and for use by domestic animals.

         Per the asset purchase agreement, the Company had the option to buy the patent outright with no royalty or future minimum royalty payments for the following:

         $5,000,000 through June 30, 2002; $6,000,000 from July 1, 2002 to June
         30, 2003; $7,000,000 from July 1, 2003 to June 30, 2004; or $8,000,000 thereafter.

         The tangible and intangible assets purchased resulted in the recording of $6,250 of inventory, $1,080,286 of patents as of November 22, 2000, and, since the minimum royalty payments did not include interest, the Company has recorded a discount on the contract payable totaling $2,843,464, using an interest rate of 15.5%, which was being amortized over the life of the payable.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         Per the asset purchase agreement, the Company has secured the rights to two patents, which were valued at their fair market values as of the date of purchase. The patents are for the introduction of, or "delivery" of, Cyanocobalamin, via a lozenge, and cover the various forms of B12 used to provide relief from allergy and bronchial asthma symptoms. The U.S. patent expires in 2009. Additional U.S. and foreign patents covering the use of lozenges delivering B12 for allergic diseases are in effect until 2018. In July 2001, the Company was granted a Notice of Entitlement intended to expand geographic coverage of the two existing patents. Amortization was calculated on a straight-line basis over the shorter of the remaining economic life or estimated lives of the patents.

         Recognition of contingent royalty payments above the guaranteed purchase price will be expensed in the period they are incurred.

         As of March 31, 2002, the Company was in default on the minimum guaranteed payments. On April 20, 2002, payments relating to the minimum guaranteed purchase price were extended without penalty until May 31, 2002, at which time the first payment was due and payable. On June 1, 2002, the Company again defaulted on the agreement.

         Per the asset purchase agreement, in event of default on any of the royalty or minimum royalty payments to the seller and such default is not cured with in 120 days, all purchased assets would revert back to GP LLC.

         On December 19, 2002, GP LLC and the Company entered into a new memorandum of agreement whereby they amended the terms of the original asset purchase agreement whereby the purchase price shall be as follows:

          a) the sum of all amounts previously paid by the Company under the asset purchase agreement totaling $161,000;
          b) the outstanding contractual obligation for minimum royalty payments be settled for the issuance of 2,000,000 shares of the Company's common stock valued; and
          c) a royalty calculated at 1.5% of the gross sales of the product, as defined above.

         Royalty payments shall commence to accrue on December 19, 2002, and will be computed and payable quarterly. For the years ended March 31, 2004 and 2003 and the period from November 21, 2000 (inception) to March 31, 2004, no royalty expense was accrued due to insignificant amount of sales for the periods.

         As a result, the Company satisfied its indebtedness to GP LLC, and reduced its future royalty obligation related to the patents in exchange for the 2,000,000 shares of the Company's common stock.

         Also see Note 11 as the Company has restated its consolidated financial statements as a result of changes in the way it has accounted for this transaction with GP LLC.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004



NOTE 3 - PROPERTY AND EQUIPMENT

         The cost of property and equipment at March 31, 2004 consisted of the following:
                  Furniture and fixtures                                            $       71,500
                  Office equipment                                                          40,558
                                                                                    ---------------
                                                                                           112,058
                  Less accumulated depreciation and amortization                           (48,548)
                                                                                    ---------------
                                                                                    $       63,510
                                                                                    ===============
         Depreciation expense for the years ended March 31, 2004 and 2003 and the period from November 21, 2000 (inception) to March 31, 2004 was
         $19,852, $13,810 and $48,548, respectively.


NOTE 4 - DUE TO RELATED PARTIES

         Due to related parties at March 31, 2004 consists of the following:

                           R&R Holdings, Inc. (a)                                   $      943,756
                           Chaslav Radovich (b)                                            154,500
                           Other officers/executives (c)                                   164,192
                                                                                    --------------
                                                                                    $    1,262,448
                                                                                    ==============


         (a) On January 1, 2001, the Company entered into a consulting contract with R&R Development, Inc. DBA R&R Holdings, Inc. ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate shall increase to $135,000 per year when and if the Company completes a merger with a public shell company. R&R is also a shareholder of the Company. As of March 31, 2004, the Company had accrued $208,642 of consulting fees relating to this agreement.

         R&R advances the Company cash from time to time. As of March 31, 2004, the Company owed R&R $502,857 related to these advances. The Company has accrued interest on these advances at a rate of 10% per annum. Accrued interest at March 31, 2004 related to these advances totaled $48,610.

         In September 2003, R&R advanced the Company an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide the Company with additional financing with regard to the InnoFood transaction. (See Note 8) Accrued interest at March 31, 2004 related to this advance was $13,647.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004



         (b) The Company currently owes its Chief Executive Officer $154,500 in past due compensation. The Company is accruing salary to its CEO at an annual rate of $125,000.

         (c) The Company currently owes other current and former executives a total of $164,192 in past due compensation.


NOTE 5 - CONVERTIBLE NOTE PAYABLE

         In September 2003, the Company sold a $600,000, three-year, 8% convertible note payable (the "Convertible Note"), which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share. This price is subject to adjustment should the Company issue shares of its common stock at a price less than $1.75 per share. The Convertible Debenture was sold with detachable three-year warrants (the "Debenture Warrants") to purchase 90,000 shares of the Company's common stock at $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

         The Company capitalized $83,500 of debt issues costs that is being amortized over the life of the Convertible Note. During the year ended March 31, 2004, the Company amortized $15,618 relating to debt issue costs.

         The fair value of these warrants totaling $169,630 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 104%, (3) risk free interest of 4.39% and (4) dividend rate of $0%. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Since the intrinsic value of the beneficial conversion feature and relative fair value of the warrants exceeds the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature and warrants is limited to the amount of the net proceeds of the convertible debt. Therefore, the Company recorded a discount of $516,500 (consisting of relative fair value of the warrants of $169,630 and beneficial conversion features of $346,870), the net proceeds received by the Company after the debt discount of $83,500. For the year ended March 31, 2004, the Company recorded the amortization of discount in the amounts of $24,363 as interest expense using the effective interest method. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

         The Company also entered into a registration rights agreement whereby the Company agreed to file a valid registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Convertible Debentures and Debenture Warrants.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $169,630, the relative fair value of the warrants, has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the principal amount of the funding for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At March 31, 2004, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of approximately $66,000.

         In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the period from September 8, 2004 to March 31, 2004, the decrease of the relative fair value of the warrants approximated $87,259. The relative fair value of the warrants approximated $82,371 as of March 31, 2004.

         This convertible note payable is presented in the accompanying consolidated balance sheet as a current liability as the Company has not made required interest payment on this convertible note as it becomes due which is an event of default that give the holder the right to call the convertible debenture pursuant to the terms of the note agreement.

         Per the terms of the note agreement, in the event of default, the Company is subject to accrue interest at a default rate of 18% from the date of the default. In addition, the Company is obligated to remit 125% of the outstanding note balance upon the acceleration of repayment by the holder. During the year ended March 31, 2004, Company accrued interest of approximately $56,877 at a default rate of 18% from the date of default and accrued $150,000 as interest expense representing the additional amount of 125% of the outstanding note balance.

         In January 2004, the Company issued 135,000 shares of its common stock to the note holder, who agreed not to exercise any or all of its rights or remedies upon default stated in the note agreement until April 30, 2004. The Company had not cured the defaults upon the due date. In May 2004, the Company entered into a Forbearance Agreement with this note holder. Under the terms of the agreement, the Company agreed to issue 170,000 shares of its common stock to this note holder as forbearance fee in order for it not to exercise the rights and remedies upon default stated in the note agreement until the earlier of (1) September 30, 2004 or (2) such date that further event of default stated in the note agreement and the forbearance agreement. The Company accrued $692,500 as interest expense related to these issuances during the year ended March 31, 2004.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


NOTE 6 - CONVERTIBLE PREFERRED STOCK

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

         The fair value of these warrants totaling $181,849 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 112%, (3) risk free interest of 4.1% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into equity at the option of the stockholder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Since the intrinsic value of the beneficial conversion feature and relative fair value of the warrants exceeds the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature and warrants is limited to the amount of the proceeds of the convertible preferred stock. The discount was recorded as a preferred stock dividend at the date of issuance. The Company recognized $885,000 of preferred dividends related to the discount.

         Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $181,849, the relative fair value of the warrants, has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares.

         If the Company does not file such an effective registration statement within 30 days of the closing date, or October 25, 2003, the Company is subject to penalties as follows: 1% of the value of the shares and the warrants paid by the purchaser for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At March 31, 2004, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of $110,000.

         In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the period from September 25, 2004 to March 31, 2004, the decrease of the relative fair value of the warrants approximated $122,082. The relative fair value of the warrants approximated $59,767 as of March 31, 2004.

         As of March 31, 2004, the Company has not declared any preferred dividends and there was $37,500 of dividends in arrears related to the 1,000 share of convertible preferred stock.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         Pursuant to the Amended and Restated Articles of Incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock. The Company has designated the issuance of a series of Preferred Stock to be called the "7.5% Convertible Preferred Stock." The total number of shares of Convertible Preferred Stock that the Company shall have the authority to issue is 1,000. Each share of the Convertible Preferred Stock has a par value of $0.001 per share. The holder of each share of the Convertible Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such share of Convertible Preferred Stock could be converted for purposes of determining the shares entitled to vote at any regular, annual or special meeting of shareholders of the Company.


NOTE 7 - STOCK OPTIONS AND WARRANTS

         Stock Options
         -------------

         In 2002, the Company adopted a Stock Option Plan (the "Plan") initially reserving an aggregate of 1,250,000 shares of the Company's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options, which may be granted to employees and consultants to the Company. The Plan options were subsequently increased to 2,000,000 shares. The Company is in the process of amending the stock option plan to increase the number of shares authorized to be issued.

         The Plan provides for the granting at the discretion of the Board of Directors of both qualified incentive stock options and non-qualified stock options. Consultants may receive only non-qualified stock options. The maximum term of the stock options are three to five years and generally vest proportionately throughout the term of the option.

         Transactions under the Plans during the years ended March 31, 2003 and 2004 are summarized as follows:

         The following table summarizes the options outstanding:

                                                                    Weighted
                                                  Stock             Average
                                                 Option            Exercise
                                                  Plan               Price
                                             --------------    ---------------


          Balance, March 31, 2002                  974,000     $       1.03
              Granted                              825,000     $       1.45
              Exercised                           (574,000)    $       1.00
              Canceled                             (75,000)    $       1.10
                                            --------------
          Balance, March 31, 2003                1,150,000     $       1.22
              Granted                            1,200,000     $       2.00
              Exercised                                  -     $         -
              Canceled                                   -     $         -
                                            --------------
          Balance, March 31, 2004                2,350,000     $       1.62
                                            ==============

          Exercisable at March 31, 2004          1,950,000     $       1.68
                                            ==============

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         The weighted average remaining contractual life of options outstanding issued under the Plan is 5.01 years at March 31, 2004. The exercise price for the options outstanding under the Plan at March 31, 2004 ranged from $1.00 to $2.00.

         For options granted during the year ended March 31, 2004 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.99 and the weighted-average exercise price of such options was $2.00. No options were granted during the year ended March 31, 2004 where the exercise price was equal to or less than the stock price at the date of grant. In addition to the 1,200,000 options granted by the Company during the year ended March 31, 2004, the Company's majority stockholder also granted an employee an option to purchase 1,000,000 of its shares at an exercise price of $2.00. The pro forma expense related to these 1,000,000 options is included in the pro forma disclosure in Footnote No. 1.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

         Warrants
         --------

         The Company has issued warrants in connection with the issuance of a convertible debenture and convertible preferred stock. The following table summarizes the warrants outstanding:

                                                                    WEIGHTED-
                                                                     AVERAGE
                                                                    EXERCISE
                                                 WARRANTS             PRICE

          Balance, March 31, 2003                         -      $        -
              Granted                               194,167      $      2.89
                                              --------------
          Balance, March 31, 2004                   194,167      $      2.89
                                              ==============

          Exercisable at March 31, 2004             194,167      $      2.89
                                              ==============

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.23%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock ranging from 110% to 180%; and a weighted average expected life 1 to 3 years.

         The weighted average remaining contractual life of warrants outstanding is 2.46 years at March 31, 2004. The exercise price for the warrants outstanding at March 31, 2004 ranged from $2.88 to $2.90.


NOTE 8 - IMPAIRMENT EXPENSE

         On July 28, 2003, the Company entered into a definitive agreement (the "InnoFood Agreement") to acquire InnoFood, Inc. ("InnoFood"), owner of certain rights to a proprietary food processing technology developed by Modofood S.P.A. of Brescia, Italy. The agreement provided the Company exclusive distribution rights (through the acquisition of InnoFood) of Modofood's proprietary food sterilization and preservation technology for North America, Central America, South America and Japan, as well as the exclusive rights to negotiate on behalf of Modofood for Southeast Asia, including Taiwan, China and Indonesia.

         Under the terms of the agreement, InnoFood shareholders would receive one share of the Company's common stock and one warrant to purchase one share of the Company's common stock for every twelve (12) shares of InnoFood common stock. InnoFood shareholders were also to receive one InnoFood preferred share for every 1,200 InnoFood common shares. The agreement called for the Company to infuse $5 million of working capital prior to December 31, 2003.

         Prior to December 31, 2003, the Company has advanced InnoFood the sum of $2,220,000.

         On October 17, 2003 the Company entered into a Letter of Understanding ("LOU") with InnoFood to restructure the relationship between the Company and InnoFood. The Company believed that InnoFood may have misled the Company's management regarding certain material matters. As a result, the definitive agreements were never prepared and parties did not finalize the matters referenced in the LOU.

         On January 8, 2004, InnoFood sent the Company a letter explaining that InnoFood was terminating the original InnoFood agreement and the October 17, 2003 LOU. InnoFood claimed that the Company breached both the original Agreement and the LOU by failing to provide the funding provided for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back the $2,160,000 (net of interest of $60,000 InnoFood charged to the Company for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. As of June 15, 2004, the Company has not yet accepted the terms of this promissory note and is still in negotiation with InnoFood regarding the purchase.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


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

         Since the Company believes that InnoFood breached the original agreement and the LOU, it did not fund the additional $2,780,000 which was to be used by InnoFood as working capital to expand its operations to be able to generate an operating profit. Due to the lack of funding received by InnoFood by the Company or another party, the Company believes that InnoFood's current financial condition is not sufficient to be able to repay the Promissory Note InnoFood issued to the Company. As a result, the Company has written off the entire amount of the acquisition deposit paid to InnoFood in the amount of $2,220,000.

         As more fully disclosed in Note 1, the Company also recorded an impairment charge of $111,522 related to the writedown of one of its patents.


NOTE 9 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2004 are as follows:

         Deferred tax assets:

            Federal net operating loss carryforwards              $   1,855,000
            State net operating loss carryforwards                      215,000
            Equity instruments issued for compensation/services         254,000
            Accrued compensation                                        211,000
            Impairment of acquisition deposits and patent costs         933,000
                                                                  --------------
                                                                      3,468,000

         Total deferred tax assets
            Less valuation allowance                                 (3,468,000)
                                                                  --------------

                                                                  $          --
                                                                  =============

         During the year ended March 31, 2004, the valuation allowance increased by $2,193,000.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         At March 31, 2004, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $5,659,000 and $2,430,000, respectively, which include federal and state NOL in the amount of approximately $4,200,000 and $1,662,000 respectively, from Biogentec, Inc., prior to the effective date of the reverse merger on July 2,
         2003.   Federal NOLs could, if unused, expire in varying amounts in the years 2020 through 2024. State NOLs, if unused, could expire in varying amounts from 2005 through 2009.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended March 31, 2004 and 2003 is as follows:

                                                    2003               2003
                                                -----------        -----------
          Federal income tax rate                  (34.0%)           (34.0%)
          State tax, net of federal benefit         (6.0%)            (6.0%)
          Equity instruments issued for
             Compensation/services                   4.4%              -
          Accrued compensation                       3.7%              -
          Impairment expense                        16.4%              -
          Increase in valuation allowance           15.5%             40.0%
                                                -----------        -----------
          Effective income tax rate                  0.0%              0.0%
                                                ===========        ===========


         The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. The allowable amount of the net operating loss carryforwards and the year availability are subject to change of ownership limitations under Internal Revenue Code Section 382.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Litigation
         ----------

         As of March 31, 2003, Biogentec Incorporated, which is as of the date of this report, the Company's wholly owned subsidiary, vacated previously occupied office space and is in a dispute with the prior landlord. The landlord has filed suit in the County of Orange, Superior Court of California, Case #03CC02904. The Company accrued a liability of approximately $60,000 related to this lawsuit.

         In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2004, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

         Leases
         ------

         The Company currently leases its corporate office under an operating lease that expires in March 2006. The Company has paid a security deposit of $40,000 per the terms of the lease agreement.

         Rent expense for the years ended March 31, 2004 and 2003 and for the period from November 22, 2000 (inception)to March 31, 2004, was $ 125,680, $112,106, and $283,259, respectively.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004


         Future minimum lease payments applicable to non-cancelable operating leases as of March 31, 2004, are as follows:

                                                                  Operating
                                                                   Leases
          Year ending March 31,
               2005                                           $       124,374
               2006                                                   124,374
                                                              ---------------

          Net Minimum Lease Payments                          $       247,748
                                                              ===============


         Common Shares Issued For Loan Collateral
         ----------------------------------------

         During July 2003, the Company was negotiating with a lender in Germany for a loan in the amount of approximately $2,400,000. On July 31, 2003, the Company issued 3,000,000 shares of its restricted common stock as collateral for this loan. This transaction was never completed, there was no consideration to serve as basis for a transaction, and the Company is in the process of attempting to cancel the share certificate. These shares are shown as issued as of March 31, 2004, but not outstanding. The share certificates have not yet been returned by the prospective lender. If the certificates are not returned, the Company will take a charge to earnings for the value of these shares.

NOTE 11 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

         As discussed in Note 2, the Company entered into agreements with GP LLC to purchase certain patents and other assets. The Company previously had valued the patents based on the present value of the minimum contractual obligations using a 6% discount rate. Per the December 19, 2002 agreement, the Company issued to GP LLC 2,000,000 shares of the Company's common stock in exchange for the minimum contractual payments. At the time the Company valued the transaction based on the deemed current value of the Company's common stock, which resulted in the Company increasing the carrying value of the patents by $1,658,378. The Company's stock was not publicly traded so the Company valued its stock at $2.00 per share which was the most recent price that the Company had sold shares for cash. After this increase in the value of patents, the patents carrying value was $3,905,832. At March 31, 2003, the patents were appraised at $3,850,000 which resulted in the Company writing down the value of the patents by $55,832.

         The Company has restated its previously issued consolidated financial statements to reflect using a discount rate of 15.5% rather than 6% to value the minimum contractual obligations and to value the 2,000,000 shares of common stock issued in the December 19, 2002 transaction at the carrying value of the contractual obligation that was exchanged for the shares rather than at the deemed current value of the shares at the date of issuance.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2004



         In addition, the Company did not amortize the value of its patents. The accompanying consolidated financial statements have been restated to reflect the amortization of the Company's patents over the estimated useful life of the patents using the straight line method. Amortization expense for the years ended March 31, 2001, 2002 and 2003 was $20,458, $84,690 and $87,161, respectively.

         The effects of the restatement are as follows:

                                                           AS PREVIOUSLY
                                                              FILED          AS RESTATED

         March 31, 2001
              Patents                                    $     2,222,744  $      1,100,756
              Accumulated amortization of patents        $             -  $         20,458
              Contract payable                           $     2,206,422  $      1,092,530
              Total Stockholders' equity                 $        76,117  $         47,565
              Net loss                                   $     (194,864)  $      (223,416)


         March 31, 2002
              Patents                                    $     2,246,005  $      1,124,017
              Accumulated amortization of patents        $             -  $        105,148
              Contract payable                           $     2,259,533  $      1,176,802
              Total Stockholders' deficit                $     (260,911)  $      (405,315)
              Net loss                                   $   (1,028,397)  $    (1,144,249)


         March 31, 2003
              Patents                                    $     3,850,000  $      1,125,466
              Accumulated amortization of patents        $             -  $        192,309
              Total Stockholders' equity                 $     3,418,865  $        502,022
              Net loss                                   $   (2,087,652)  $    (2,148,008)


NOTE 11 - SUBSEQUENT EVENTS (UNAUDITED)

         On May 28, 2004, the Company entered into a Forbearance Agreement with Gryphon Master Fund L.P., the holder of the $600,000 convertible note payable and convertible preferred stock. The Company is in default on certain provisions of the Operative Documents in that it has failed to register the shares underlying the conversion of the convertible note payable and preferred stock and has failed to have the registration statement declared effective by the SEC, and has not made its required interest payments upon due. These events of default give Gryphon the right to immediately enforce all the right and remedies set forth in the Operative Documents. In consideration for Gryphon not exercising any of its rights under the Operative Documents until September 30, 2004, the Company has agreed to issue to Gryphon a total of 170,000 shares of the Company's common stock. Since these defaults occurred prior to March 31, 2004, the Company has recorded $314,500, the fair value of the 170,000 shares, as an accrued expense.

         The Company changed its corporate name to Cobalis Corp. with the filing of a Certificate of Amendment to our corporate articles in Nevada on July 6, 2004.

         In July 2004, the Company was granted a Patent in Austrailia #771.728 which is equivalent to the U.S. patent #6.255.294 "Cyanvcobalamin Treatment in Allergic Disease."

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

EXECUTIVE OFFICERS AND DIRECTORS. Our directors and principal executive officers are as specified on the following table:


===================== ========= ===============================================
NAME                    AGE     POSITION
--------------------- --------- -----------------------------------------------
Chaslav Radovich         44     President, Secretary, Treasurer and a Director
--------------------- --------- -----------------------------------------------
Radul Radovich           81     Director
--------------------- --------- -----------------------------------------------
Ernest Armstrong         44     Vice President of Business Development
--------------------- --------- -----------------------------------------------
Kevin Prendiville        50     Director
===================== ========= ===============================================

RADUL "RUDY" RADOVICH, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Radovich, age 81, has been a Senior Project Manager and Project Head for several multi-billion dollar projects with Ciba-Geigy (Novartis), British Petroleum, Parsons, Narmco, Page Engineering and others. His leadership and focus on deliverable results enabled Mr. Radovich to complete each project as scoped, on time and within budget, driving customer satisfaction and profitability in line with projections. His extensive and diverse experience equipped him to provide consulting services to several Fortune 100 corporations. Radovich has been Chairman of R & R Holdings, Inc., a private investment banking company, for over 15 years. He earned an MSME at University of Belgrade, Yugoslavia. Mr. Radul Radovich is not an officer or director of any other reporting company.

CHASLAV "CHAS" RADOVICH, PRESIDENT, CHIEF EXECUTIVE OFFICER AND A DIRECTOR. Mr. Radovich, age 44, was Founder and CEO of Best Electronics, Inc., from 1986 through 1992. Best Electronics was a wholesaler-distributor of computer memory and peripheral products for companies including Intel, NEC, Toshiba, Motorola and Texas Instruments. From inception, Best Electronics, Inc. was profitable and Mr. Radovich grew earnings by more than 24% per year, while strategically expanding the staff to 25. Since 1992, he has been an independent investor and investment banker with R & R Holdings, Inc. Over the last ten years, Mr. Radovich has raised well over $100 million for private and public companies and played an instrumental role in taking many of them public, including Healthstar, Pharmaprint, Logon America and AimSmart. Mr. Radovich is not an officer or director of any other reporting company.

ERNEST ARMSTRONG, VICE PRESIDENT-BUSINESS DEVELOPMENT. Mr. Armstrong, age 44, as CEO of Gene Pharmaceuticals, LLC, has overseen clinical research on allergic rhinitis products and out-licensed medical technology for us. From 1991 through 1996, Mr. Armstrong was Founder and President of Broncorp, Inc., a research-based pharmaceutical company focused on drug-delivery technologies and on developing treatments for asthma and allergy. He was an Associate Professor of International Business at Dai-Ichi Economics College, Fukuoka, Japan 1998-1991. Armstrong speaks seven languages and previously lived in Canada, France, Guatemala, Italy, Japan and Switzerland. His education includes:
BA-International Marketing and core courses for BS in Biology, Humboldt State University, Arcata, California; BA-French, University of Aix-en-Provence, France; MBA-San Francisco State University. Mr. Armstrong is not an officer or director of any other reporting company.

ALSO ON OUR BOARD OF DIRECTORS:

KEVIN J. PRENDIVILLE, M.D., F.A.C.S. Dr. Prendiville is a Diplomate of the American Board of Ophthalmology and a Fellow of the American College of Surgeons. Since 1986, he has operated a thriving ophthalmology practice in Cottonwood and Sedona, Arizona, specializing in small incision cataract surgery, cosmetic and functional eyelid surgery as well as excimer laser vision correction. Dr. Prendiville also serves as Medical Director for the Cottonwood/Verde Valley Eye Surgery Center and, since 1989, has held numerous medical leadership positions at Verde Valley Medical Center in Cottonwood. Dr. Prendiville is not an officer or director of any other reporting company.

Chaslav Radovich is the son of Radul Radovich. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

OUR MEDICAL ADVISORY BOARD. Our Medical Advisory Board consists of nine doctors, preeminent in the fields of allergy and immunology, as well as an attorney with extensive education in immunology, biochemistry and intellectual property law. These physicians and medical research scientists are associated with top healthcare institutions throughout the country and have long term experience in allergy and immunology as well as managing and conducting clinical trials. Several of the advisory board members have previously contributed their scientific and medical expertise to the research and development of the company's foundation product, as well as products in our development pipeline.

The members of this advisory board are:

JAMES M. BRODSKY, RPH, ND, HMD, CHIEF RESEARCHER. Dr. Brodsky is a facilitating professor at the University of Southern California School of Pharmacy. He has been on the teaching staff at the University of the Pacific Pharmacology Department and at Santa Ana College he taught Pharmacy Terminology. He has published numerous articles on natural medicine and is a recognized speaker on Natural Medicine. Dr. Brodsky has been the owner/pharmacist of Villa Park Pharmacy for over 25 years. Dr. Brodsky has been a member of the American Pharmaceutical Association, the California Pharmaceutical Association, the Orange County Pharmaceutical Association and the American Naturopathic Medical Association.

LYNDON E. MANSFIELD, MD, PRINCIPAL INVESTIGATIVE PHYSICIAN. Dr. Mansfield, a key medical advisor and the Principal Investigative Physician for BioGentec Inc. since 1992, has conducted many allergy related clinical research studies for major pharmaceutical companies and was instrumental in preparing and presenting the prior trial results for PreHistin (TM)(TM)to the FDA. Education: Temple University, Thomas Jefferson Medical University - Doctor of Medicine. Residency:
Pediatrics - Brooke Army Medical Center. Board Certifications: Pediatrics, Allergy and Clinical Immunology, Diagnostic Laboratory Immunology/Clinical Lab, Immunology. Professional Societies: Fellow, American Academy Allergy & Immunology Allergy & Immunology, Fellow, American College of Allergists, Association of Medical Laboratory Immunologists.

ALVIN J. AUBRY, MD. EDUCATION: Tulane University School of Public Health - Master of Public Health, Tulane University School of Medicine - Doctor of Medicine, Straight Pediatrics at Brooke Army Medical Center - Internship.
Residency: Pediatrics - Madigan Army Medical Center. Fellowship: Allergy & Immunology, Fitzsimmons Army Medical Center. Board Certifications: American Board of Pediatrics, American Board of Allergy & Immunology.

RICHARD E. DANZIGER M.D., PH.D. Education: George Washington University - M.D., University of Alberta - Ph.D., Dartmouth College - BA. Board Certifications:
American Board of Pediatrics - Diplomate, American Board of Allergy & Immunology
- Diplomate. Publications: Wagner, C.J.; Danziger, R.E. and Nelson, H.S. "Relation Between Positive Small Air Ions, Weather Fronts and Pulmonary Function in Patients with Bronchial Asthma. Annals of Allergy 51 (4): 430-435. 1983. Fortner, B.R.; Danziger, R.E.; Rabinowitz, P.S. and Nelson, H.S. The effect of ascorbic acid on cutaneous and nasal response to histamine and allergen. J. Allergy Clinical Immunology. (69) 484--488. 1982. Numerous additional publications and presentations.

STANLEY GOLDSTEIN, M.D. Education: Yeshiva University - B.A., New York Medical College - M.D. Internship: Long Island Jewish Hillside Medical Center - Pediatric Internship. Residency: Long Island Jewish Hillside Medical Center - Pediatric Residency, Long Island Jewish Hillside Medical Center - Senior Resident in Pediatrics. Faculty Appointments: State University of N.Y. - Assistant Clinical Instructor, Long Island Jewish Hillside Medical Center - Director of Allergy Clinic, The Long Island College Hospital - Research Coordinator and Attending Department of Allergy & Immunology. Board
Certifications: American Board of Pediatrics, American Board of Allergy & Immunology, and American Board of Pediatric Pulmonary. Publications: Goldstein, S., Rose, JO., Sutton, PL., Koup, JR., Jusko, WJ., and Middleton, E., Jr.: The Pharmacokinetics of Prednisone and Its Metabolite Prenisolone in Pregnant Asthmatics, J. Allergy Clinical Immunology Vol. 63, No. 3, March 1979, p. 219. Goldstein, S., Mueller, U., Wypysch, J., Reisman, R., and Arbesdman, C.:
Treatment of Ragweed Sensitive Patients with Ragweed Fraction A conjugated to D-glutamic Acid: D-Lysine (FA:DGL). J. Allergy Clinical Immunology, Vol. 65, No. 3, March 1980. Numerous additional publications.

LEWIS JOSEPH KANTER, M.D. Education: University of California - B.S. Biological Sciences, Georgetown University School of Medicine - M.D. Internship: Pediatrics
- National Naval Medical Center. Residency: Pediatrics - National Naval Medical Center. Board Certifications: American Board of Pediatrics - Board Certified, America Board of Allergy and Immunology (A Conjoint Board of the American Board of Pediatrics and American Board of Internal Medicine) - Board Certified. Faculty Appointments: Uniformed Services University of Health Sciences, Assistant Professor of Pediatrics and Assistant Professor in Internal Medicine, University of California at Los Angeles School of Medicine, Clinical faculty.
Publications: Nedocromil in the Outpatient Management of Asthma, Arch Fam Med 1995' 4:835-842. Inhaled Fluticasone Propionate in the Treatment of Asthma, Advances in Therapy Jan/Feb 1997, Vol. 14. No. 1. Inhaled Corticosteriods for Asthma Therapy, Epitomes-Allergy & Immunology, Western Journal of Medicine Nov. 1997, Vol. 167, No. 5; 343-346. Numerous additional publications and presentations.

ANITA M. KIRKPATRICK, PH.D. Education: University of San Diego School of Law - Juris Doctor Degree, Massachusetts Institute of Technology Sloan School of Management - Master's Degree in Management of Technology, University of New Mexico School of Medicine - Ph.D. in the Medical Sciences (Biochemistry), New Mexico Highlands University M.S. in Chemistry, Mount St. Mary's College/San Diego State College - B.S. in Chemistry. Certification and Licensure: California State License in Clinical Chemistry, Certified Specialist in Immunology, American Society of Clinical Pathologists. Professional Societies: American Association for Clinical Chemistry, American Chemical Society; San Diego Section, American Society of Clinical Pathology, American Society for Microbiology, American Intellectual Property Law Association, California Association for Medical Laboratory Technology, San Diego County Bar Association, San Diego Intellectual Property Law Association, Licensing Executives Society. Joseph T. Morgan, M.D. Education: University of Colorado School of Medicine, M.D. Internship: Good Samaritan Hospital - General Rotating Internship, Pediatric Residency: St. Joseph's Hospital, University of Colorado Medical Center, University of Colorado Medical Center - Chief Resident in Pediatrics. Board Certification: The American Board of Pediatrics.

MICHAEL J. NOONAN, M.D. Education: University of Nebraska - B.S. Pre-Medicine, University of Nebraska College of Medicine - M.D., University of Oregon.
Internship: Emanuel Hospital - Rotating Internship. Residency: University of Oregon Medical Center - Pediatric, Fellowship: National Jewish Hospital - Allergy & Immunology, Oregon Health Sciences University - Allergy Immunology Fellowship. Board Certifications: American Board of Pediatrics, American Board of Allergy & Immunology. Faculty Appointments: Department of Pediatrics, Oregon Health Sciences University - Associate Clinical Professor. Publications: Asthma, Allergy & Immunology, Vol. 10, No 4 1996. Noonan MJ, Chervinsky P, Wolfe J, Liddles R, Kellerman DJ, Crescenzi KL; Does Related Response to Inhaled Flutisone Propionate in Patients with Methacholine-Induced Bronchial Hyper responsiveness: A Double-Blind, Placebo-Controlled Study. Journal of Asthma Vo1. 35(2), 1998. Numerous additional Publications and Research Interests.

CHARLES JAY SIEGEL, M.D. Education: University of Wisconsin-Madison, Medical College of Wisconsin - M.D. Internship: Children's Mercy Hospital - Pediatrics.
Residency: Children's Mercy Hospital - Pediatrics. Fellowship: Children's Mercy Hospital, University of Kansas Medical Center. Board Certifications: National Board of Medical Examiners, American Board of Pediatrics, and American Board of Allergy & Immunology. Honors: Board of Regents, American College of Allergy, Asthma, & Immunology - 1993-1995, Executive Committee American College of Allergy, Asthma, & Immunology - 1994-1995, Chairman CME Committee of The American College of Allergy Asthma & Immunology - 1997-2001, Chairman Re-certification Committee of The American College of Allergy Asthma & Immunology, Chairman Pharmaceutical Symposia Committee American College of Allergy Asthma & Immunology, and Program committee 1997-2000 The American College of Allergy Asthma & Immunology. Publications: Author of numerous articles.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only one member and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2004 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the fiscal years ending December 31, 2002 and March 31, 2004. During 2003, we changed our fiscal year end from December 31 to March 31. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

====================== ======= ==================================== =============================================== ================
                                       ANNUAL COMPENSATION                       LONG TERM COMPENSATION

---------------------- ------- ------------------------------------ ----------------------------------------------- ----------------
 NAME AND PRINCIPAL     YEAR   SALARY     BONUS     OTHER ANNUAL                 AWARDS                  PAYOUTS       ALL OTHER
      POSITION                    ($)       ($)   COMPENSATION ($)                                                    COMPENSATION
---------------------- ------- ---------- ------ ------------------ ---------------------------------- ------------ ----------------
                                                                     RESTRICTED        SECURITIES         LTIP
                                                                    STOCK AWARDS       UNDERLYING      PAYOUTS ($)
                                                                         ($)        OPTIONS/SARS (#)
---------------------- ------- ---------- ------ ------------------ -------------- ------------------- ------------ ----------------
Chaslav Radovich -     2003     125,000    None         None            None              None            None            None
president, secretary
---------------------- ------- ---------- ------ ------------------ -------------- ------------------- ------------ ----------------
                       2004     125,000   None          None            None              None            None            None
---------------------- ------- ---------- ------ ------------------ -------------- ------------------- ------------ ----------------
Ernest Armstrong-      2003     100,000   None          None            None              None            None            None
vice president  of
business development
---------------------- ------- ---------- ------ ------------------ -------------- ------------------- ------------ ----------------
                       2004     100,000   None          None            None            None(1)           None            None
---------------------- ------- ---------- ------ ------------------ -------------- ------------------- ------------ ----------------
James Luce, former     2003     150,000   None          None            None              None            None            None
chief operating
officer, chief
marketing officer
---------------------- ------- ---------- ------ ------------------ -------------- ------------------- ------------ ----------------
                       2004     150,000   None          None            None              None            None            None
---------------------- ------- ---------- ------ ------------------ -------------- ------------------- ------------ ----------------

====================== ======= ========== ====== ================== ============== =================== ============ ================

(1)In February 2004, we agreed to grant Mr. Ernest Armstrong 1,200,000 options to purchase shares of our common stock. In addition, St. Petka Trust, our majority shareholder, agreed to grant to Mr. Armstrong 1,000,000 options to purchase shares of our common stock that it owns. These options have not yet been transferred or issued to Mr. Armstrong.

COMPENSATION OF DIRECTORS. Our current directors who are also our employees receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of July 14, 2004, our officers have received no other compensation for their services provided to us, except as described in the table above.

Employment Contracts. Our wholly-owned subsidiary, BioGentec, entered into an employment agreement with our President (previously the Executive Vice President) dated November 22, 2000, amended on December 31, 2001, which pays an annual salary of up to $125,000 and certain bonuses. For the year ended March 31, 2004, we expensed $125,000 of salary for the President and as of March 31, 2004 we have a payable to the President totaling $154,500.

BioGentec has entered into an informal employment agreement with the Chief Operating Officer ("COO") that pays an annual salary of $120,000 per year. The agreement provides that the COO's base salary shall increase by increments of $50,000 per year upon the achievements of certain milestones, including our obtaining financing and achieving certain levels of revenues. In addition, the agreement provides that the COO shall be eligible to receive bonuses tied to our revenues.

As of March 31, 2004, we owed the COO approximately $75,625 pursuant to this agreement. This amount is included in due to related parties in the accompanying consolidated financial statements. Our COO recently left our service and is no longer employed by us.

Mr. Armstrong has agreed to serve as our Vice President of Business Development in conjunction with BioGentec's purchase of the patent underlying our principal product (formerly known as "Immun-Eeze") in 2000. Mr. Armstrong receives a salary of $100,000 annually, and, as the principal owner of Gene Pharmaceuticals, LLC is entitled to certain royalties and other compensation. In December 2002, the parties agreed to amend the original agreement to settle unpaid minimum royalty through issuance of 2,000,000 shares of BioGentec's common stock, plus royalties on future sales of products. In March 2004, we agreed to further amend the original underlying agreement, including the royalty provision in the underlying agreement, although the specific terms have not yet been finalized. In February 2004, we agreed to grant Mr. Ernest Armstrong 1,200,000 options to purchase shares of our common stock. In addition, St. Petka Trust, our majority shareholder, agreed to grant to Mr. Armstrong 1,000,000 options to purchase shares of our common stock that it owns. The exercise prices of these options were above the market price of our common stock on the date of the grant; therefore, no expense was recognized.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 16, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The percentages in the table assume that the selling security holders will not sell any of their shares which are being registered in this registration statement.

=================== ======================================== ==================================== ===================
TITLE OF CLASS      NAME AND ADDRESS OF BENEFICIAL OWNER       AMOUNT AND NATURE OF BENEFICIAL     PERCENT OF CLASS
                                                                            OWNER
------------------- ---------------------------------------- ------------------------------------ -------------------
Common Stock        Chaslav Radovich (1)                               414,101 shares                    1.5%
                    2445 McCabe Way, Suite 150                 President, Secretary, Treasurer
                    Irvine, CA, 92614                                   and Director
------------------- ---------------------------------------- ------------------------------------ -------------------
Common Stock        St. Petka Trust (2)                               12,198,166 shares                 50.1%
                    46 Calle Fresno
                    San Clemente, CA, 92672
------------------- ---------------------------------------- ------------------------------------ -------------------
Common Stock        Radul Radovich (2)                                12,198,166 shares                 50.1%
                    46 Calle Fresno                                       Director
                    San Clemente, CA, 92672
------------------- ---------------------------------------- ------------------------------------ -------------------
Common Stock        Silver Mountain Promotions (2)                    12,198,166 shares                 50.1%
                    6446 Silver Dawn Lane
                    Las Vegas, NV, 89118
------------------- ---------------------------------------- ------------------------------------ -------------------
Common Stock        R&R Holdings (2)                                  12,198,166 shares                 50.1%
                    46 Calle Fresno
                    San Clemente, CA, 92672
------------------- ---------------------------------------- ------------------------------------ -------------------
Common Stock        Ernest Armstrong (3)                              2,145,814 shares                   8.8%
                    2445 McCabe Way, Suite 150                     Vice President Business
                    Irvine, CA, 92614                                    Development
------------------- ---------------------------------------- ------------------------------------ -------------------
Common Stock        Gene Pharmaceuticals (3)                          2,020,000 shares                  10.0%
                    2445 McCabe Way, Suite 150
                    Irvine, CA, 2614
------------------- ---------------------------------------- ------------------------------------ -------------------
Common Stock        Kevin Prendiville (4)                              610,000 shares                    2.5%
                    1791 Franquers Ln                                     Director
                    Cottonwood, AZ, 86326
------------------- ---------------------------------------- ------------------------------------ -------------------
Common Stock        Officers and directors as a group
                                                                      15,380,581 shares                 63.0%
=================== ======================================== ==================================== ===================

     (1)Chaslav Radovich owns 307,101 individually and is the custodian of the 44,000 shares owned by Milena Radovich, his minor child.

     (2)Radul Radovich is one of the beneficiaries of the St. Petka Trust, which owns 11,750,000 shares. Radul Radovich and his spouse are the owners of R&R Holdings which holds 333 shares of our stock, and of Silver Mountain Promotions which holds 447,833 shares of our common stock.

     (3)Ernest Armstrong owns 125,814 individually and is the sole owner of Gene Pharmaceuticals, LLC, which owns 2,020,000 shares. Not shown above are options subject to an agreement between us, Mr. Armstrong and the St. Petka Trust. In February 2004, we agreed to grant Mr. Ernest Armstrong 1,200,000 options to purchase shares of our common stock, though those options have not yet been granted. In addition, St. Petka Trust, our majority shareholder, agreed to transfer to Mr. Armstrong 1,000,000 options to purchase shares of our common stock that it owns.

     (4)Kevin Prendiville owns 12,500 shares directly and is one of the trustees of the Prendiville Revocable Trust, owner of 485,000 shares.

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

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

RELATED PARTY TRANSACTIONS.

CONSULTING CONTRACT. BioGentec has a consulting contract with R&R Holdings, Inc. ("R&R") whereby R&R would provide managerial consulting services to us at the rate of $125,000 per year. As stated in the agreement, the rate increased to $135,000 per year upon BioGentec's merger with our wholly-owned subsidiary. R&R is also one of our shareholders. For the year ended March 31, 2004, we expensed $135,000 under this contract. As of March 31, 2004, we have a payable to R&R under the contact totaling $208,642 which is included in due to related parties. Radul Radovich, one of our directors and his spouse are the owners of R&R Holdings. Radul Radovich and his spouse are also beneficiaries of the St. Petka Trust, which is our majority stockholder.

ADVANCES. During the year ended March 31, 2004, R&R advanced BioGentec additional cash totaling $393,650 less repayments of $77,800. As of March 31, 2004, R&R has outstanding advances totaling $502,857. We have imputed interest on the note at a rate of 10% per annum. Interest expense totaled $45,447 during the year ended March 31, 2004. As of March 31, 2004, we have outstanding accrued interest payable of $48,610 on these advances from R&R, which is included in due to related parties.

In September 2003, R&R advanced us an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide us with additional financing with regard to the InnoFood transaction. (See Note 4 of the consolidated financial statements) Interest expense in the amount of $13,647 was accrued for the year ended March 31, 2004 relating to this advance and such amount was included in due to related parties as of March 31, 2004.

EMPLOYMENT CONTRACTS. The President (previously the Executive Vice President) entered into an employment agreement dated November 22, 2000, amended on December 31, 2001, which pays an annual salary of up to $125,000 and certain bonuses. We expensed $125,000 for year ended March 31, 2004. As of March 31, 2004, we have a payable to the President totaling $154,500 which is included in due to related parties.

BioGentec has entered into an informal employment agreement with the Chief Operating Officer ("COO") that pays an annual salary of $120,000 per year. The agreement provides that the COO's base salary shall increase by increments of $50,000 per year upon the achievements of certain milestones, including our obtaining financing and achieving certain levels of revenues. In addition, the agreement provides that the COO shall be eligible to receive bonuses tied to our revenues.

We expensed $134,375 for the year ended March 31, 2004. During the three months ended March 31, 2004, we paid $108,750 under this employment agreement. As of March 31, 2004, we owed the COO approximately $75,625 pursuant to this agreement. This amount is included in due to related parties in the accompanying consolidated financial statements.

INTELLECTUAL PROPERTY AGREEMENT. In 2000 BioGentec purchased the patent underlying our principal product (formerly known as "Immun-Eeze"), along with pending international patent applications, and certain other tangible assets and related trademarks, and copyrights from Gene Pharmaceuticals, LLC, for $150,000 plus royalties tied to future sales which should not be less than a minimum royalty amount of $3,780,000. In December 2002, the parties agreed to amend the original agreement to settle the unpaid minimum royalty through issuance of 2,000,000 shares of BioGentec's common stock, plus royalties on future sales of products. In March 2004, we tentatively agreed to further amend the original underlying agreement and the terms of the royalty provision in the underlying agreement, although the specific terms have not yet been finalized. We are currently negotiating the amendments to the original agreement.

COMMON STOCK. In February 2004, we issued 20,000 shares of restricted common stock to Ernest Armstrong, our Vice President of Business Development as additional compensation. The shares were valued at $1.85 per share.

STOCK OPTIONS. In February 2004, we agreed to grant Mr. Ernest Armstrong 1,200,000 options to purchase shares of our s common stock. In addition, St. Petka Trust, our majority shareholder agreed to transfer 1,000,000 of its options to purchase shares of our common stock. The exercise prices of these options were above the market price of our common stock on the date of the grant; therefore, no expense was recognized.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

o    disclose such transactions in prospectuses where required;
o disclose in any and all filings with the Securities and Exchange Commission, where required;
o    obtain disinterested directors' consent; and
o    obtain shareholder consent where required.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(A) EXHIBIT NO.

3.1    Articles of Incorporation*
3.1.1  Certificate of Amendment to Articles of Incorporation*
3.1.2  Certificate of Amendment to Articles of Incorporation**
3.1.3  Certificate of Amendment to Articles of Incorporation***
3.2    Bylaws*
4.1    Convertible Note with Gryphon Master Fund LP
10.1 Asset Purchase Agreement between BioGentec Inc., (fka St. Petka, Inc.) and Gene Pharmaceuticals, LLC, (fka Allergy Limited, LLC,) as amended
31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer * Included in the registration statement on Form 10-SB filed on February 8, 2002.
**     Included in Information Statement on Schedule 14C filed June 10,
       2003
***    Included in report on Form 8-K filed July 8, 2004

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended March 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $66,050 and $48,000, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003

TAX FEES. For the fiscal years ended March 31, 2004 and March 31, 2003, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Irvine, California, on July 14, 2004.

Cobalis Corp.,
a Nevada corporation

/s/ Chaslav Radovich
-----------------------------
Chaslav Radovich
principal executive officer, president, treasurer
secretary, director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chaslav Radovich
-----------------------------                July 14, 2004
Chaslav Radovich
Principal Executive Officer, President, Treasurer
Secretary, Director


/s/ Radul Radovich
-----------------------------                July 14, 2004
Radul Radovich
Director


/s/ Kevin Prendiville
-----------------------------                July 14, 2004
Kevin Prendiville
Director