Form 10QSB
period 2004-06-30
Cobalis Corp
filed 2004-08-23
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-49620
                            (Commission file number)

                                  COBALIS CORP.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                            91-1868007
   (State or other jurisdiction                                (IRS Employer
 of incorporation or organization)                          Identification No.)

              2445 MCCABE WAY, SUITE 150, IRVINE, CALIFORNIA 92614
                    (Address of principal executive offices)

                                 (949) 757-0001
                           (Issuer's telephone number)

                                BIOGENTECH CORP.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2004 - 21,678,514 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                                  COBALIS CORP.
                                      INDEX

                                                                       Page
                                                                       Number

PART I.    FINANCIAL INFORMATION                                               2

Item 1.    Financial Statements                                                2

           Consolidated Balance Sheet as of June 30, 2004 (unaudited)          2

           Consolidated Statements of Operations for the
           three months ended June 30, 2004 and 2003 (unaudited)               3

           Consolidated Statements of Stockholders' Deficit for the
           three months ended June 30, 2004 (unaudited)                        4

           Consolidated Statements of Cash Flows for the
           three months ended June 30, 2004 and 2003 (unaudited)               5

           Notes to Consolidated Financial Statements (unaudited)              6

Item 2.    Management's Discussion and Analysis or Plan of Operations         12

Item 3.    Controls and Procedures                                            17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  18

Item 2.    Change in Securities                                               18

Item 3.    Defaults Upon Senior Securities                                    18

Item 4.    Submission of Matters to a Vote of Security Holders                18

Item 5.    Other Information                                                  18

Item 6.    Exhibits and Reports on Form 8-K                                   19

SIGNATURES                                                                    20

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                           JUNE 30,
                                                                                            2004
                                                                                        ------------
                                     ASSETS
CURRENT ASSETS
     Prepaid expenses and other current assets                                          $     13,509
     Inventory                                                                                 5,903
                                                                                        ------------
TOTAL CURRENT ASSETS                                                                          19,412

DEBT ISSUE COSTS                                                                              60,949
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $53,511                            58,547
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $27,044                          7,563
PATENTS, net of accumulated amortization of $184,453                                         720,862
DEPOSIT                                                                                       40,000
                                                                                        ------------
TOTAL ASSETS                                                                            $    907,333
                                                                                        ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bank overdraft                                                                     $     27,801
     Accounts payable                                                                        323,683
     Accrued penalties                                                                       422,000
     Accrued expenses, other                                                                 365,702
     Due to related parties                                                                1,205,761
     Warrant liability                                                                        71,660
     Convertible note payable, net of discount of $476,909                                   123,091
     Demand loans payable                                                                  1,215,000
                                                                                        ------------
TOTAL CURRENT LIABILITIES                                                                  3,754,698

7.5% CONVERTIBLE PREFERRED STOCK (dividends on arrears of $56,250)
     $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding          885,000

COMMITMENTS AND CONTINGENCIES                                                                     --

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 24,671,025 shares issued and 21,671,025 shares outstanding                 21,671
     Additional paid-in capital                                                            6,903,152
     Deficit accumulated during the development stage                                    (10,657,188)
                                                                                        ------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (3,732,365)
                                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $    907,333
                                                                                        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          Cobalis Corp. and Subsidiary
                           (FORMERLY BIOGENTECH CORP.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       THREE MONTHS ENDED             CUMULATIVE FROM
                                                   ------------------------------       NOVEMBER 21,
                                                     JUNE 30,         JUNE 30,      2000 (INCEPTION) TO
                                                      2004              2003           JUNE 30, 2004
                                                   ------------      ------------      ------------
                                                                   (as restated)
NET SALES                                          $        359      $      1,687      $      5,514

COST OF SALES                                             1,120               439            29,962
                                                   ------------      ------------      ------------
GROSS LOSS                                                 (761)            1,248           (24,448)
                                                   ------------      ------------      ------------
OPERATING EXPENSES:
     Professional fees                                  212,959            98,523         2,166,053
     Salary and wages                                    75,504           239,687         1,777,198
     Rent expense                                        32,186            20,729           315,445
     Marketing and promotions                               898           183,076           399,692
     Depreciation and amortization                       20,974            27,076           368,417
     Impairment expense                                      --                --         2,331,522
     Other operating expenses                            78,703           100,161           769,890
                                                   ------------      ------------      ------------
TOTAL OPERATING EXPENSES                                421,224           669,252         8,128,217
                                                   ------------      ------------      ------------
LOSS FROM OPERATIONS                                   (421,985)         (668,004)       (8,152,665)

OTHER INCOME (EXPENSE)
     Interest expense and financing costs              (201,369)           (6,949)       (1,899,342)
     Change in fair value of warrant liability           70,478                --           279,819
                                                   ------------      ------------      ------------
TOTAL OTHER EXPENSE                                    (130,891)           (6,949)       (1,619,523)
                                                   ------------      ------------      ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                 (552,876)         (674,953)       (9,772,188)

PROVISION FOR INCOME TAXES                                   --                --                --
                                                   ------------      ------------      ------------
NET LOSS                                               (552,876)         (674,953)       (9,772,188)

PREFERRED STOCK DIVIDENDS                                18,750                --           941,250
                                                   ------------      ------------      ------------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS         $   (571,626)     $   (674,953)     $(10,713,438)
                                                   ============      ============      ============
NET LOSS PER SHARE:
     BASIC AND DILUTED                             $      (0.03)     $      (0.03)     $      (0.58)
                                                   ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                               21,240,680        19,817,875        18,375,333
                                                   ============      ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit
       For the Period From November 21, 2000 (inception) to June 30, 2004




                                                                                         Common stock                Additional
                                                                                  -----------------------------       paid-in
                                                                                   Shares               Amount         capital
                                                                                  ------------     ------------      ------------
Balance at inception (November 21, 2000)                                                    --     $         --      $         --
Issuance of founder's shares in exchange
  for property and equipment                                                        16,300,000           16,300                --
Issuance of common stock for cash - November 2000 @ $1.00                               30,000               30            29,970
Issuance of common stock for cash - December 2000 @ $1.00                               15,000               15            14,985
Issuance of common stock for cash - February 2001 @ $1.00                               12,000               12            11,988
Issuance of common stock for cash - March 2001 @ $1.00                                 125,000              125           124,875
Issuance of common stock for services - March 2001 @ $1.00                              10,000               10             9,990
Contributed capital                                                                         --               --            62,681
Net loss for the period from inception
  (November 21, 2000) to March 31, 2001                                                     --               --                --
                                                                                  ------------     ------------      ------------

Balance at March 31, 2001, as restated                                              16,492,000           16,492           254,489

Issuance of common stock for cash - April 2001 @ $1.00                                  10,000               10             9,990
Issuance of common stock for telephone equipment -
  April 2001 @ $1.00                                                                     6,750                7             6,743
Issuance of common stock for cash - May 2001 @ $1.00                                    11,000               11            10,989
Issuance of common stock for website development -
  May 2001 @ $1.00                                                                      17,000               17            16,983
Issuance of common stock for legal services -
  May 2001 @ $1.00                                                                       1,000                1               999
Issuance of common stock for cash - June 2001 @ $1.00                                   23,500               24            23,476
Issuance of common stock for cash - July 2001 @ $1.00                                   20,000               20            19,980
Issuance of common stock for cash - August 2001 @ $1.00                                 25,000               25            24,975
Issuance of common stock for services, related party -
  September 2001 @ $1.00                                                                65,858               66            65,792
Issuance of common stock for cash - September 2001 @ $1.00                              15,000               15            14,985
Issuance of common stock for services - September 2001 @ $1.00                          11,000               11            10,989
Issuance of stock options for services - September 2001                                     --               --            32,000
Issuance of common stock for cash - October 2001 @ $1.00                                 5,000                5             4,995
Issuance of common stock for cash - December 2001 @ $1.00                               30,000               30            29,970
Issuance of common stock for services -
  December 31, 2001 @ $1.00                                                             33,000               33            32,967
Issuance of common stock for services, related party -
  December 2001 @ $1.00                                                                117,500              118           117,382
Issuance of common stock for prepaid advertising -
  December 2001 @ $1.00                                                                 15,600               15            15,585
Issuance of common stock for property and equipment -
  January 2002 @ $3.00                                                                   1,000                1             2,999
Issuance of common stock for services, related party -
  January 2002 @ $1.00                                                                  33,000               33            32,967
Issuance of common stock for cash - February 2002 @ $2.00                               20,000               20            39,980
Issuance of common stock for cash - March 2002 @ $2.00                                  12,500               12            24,988
Contributed capital                                                                         --               --           211,269
Deferred compensation                                                                       --               --                --
Net loss                                                                                    --               --                --
                                                                                  ------------     ------------      ------------

Balance at March 31, 2002, as restated                                              16,965,708           16,966         1,005,492

Issuance of common stock for services - April 2002 @ $2.00                               3,000                3             5,997
Issuance of common stock for cash - April 2002 @ $1.00                                  10,000               10             9,990
Issuance of common stock for cash - April 2002 @ $2.00                                  17,500               17            34,983
Issuance of common stock for cash - May 2002 @ $1.00                                    10,000               10             9,990
Issuance of common stock for cash - May 2002 @ $2.00                                    16,000               16            31,984
Issuance of stock options for services - May 2002                                           --               --           350,000
Contributed capital - bonus expense                                                         --               --            50,000
Issuance of common stock for cash - June 2002 @ $1.00                                    5,000                5             4,995
Issuance of common stock for cash - June 2002 @ $2.00                                    5,000                5             9,995
Issuance of common stock for cash - July 2002 @ $1.00                                    5,000                5             4,995
Issuance of common stock for cash - August 2002 @ $2.00                                 10,000               10            19,990
Issuance of common stock for cash - September 2002 @ $2.00                              10,000               10            19,990
Issuance of stock options below fair market value - November 2002                           --               --           250,000
Issuance of common stock for conversion of note - December 2002 @ 2.00                  50,000               50            99,950
Issuance of common stock for cash - December 2002 @ $2.00                               20,000               20            39,980
Issuance of common stock for services - December 2002 @ $2.00                           15,000               15            29,985
Issuance of common stock for patents - December 2002 @ $2.00                         2,000,000            2,000         1,285,917
Contributed capital                                                                         --               --           292,718
Issuance of common stock for exercise of options - December 2002                       574,000              574           574,028
Deferred compensation                                                                       --               --                --
Contributed capital                                                                         --               --             5,000
Issuance of common stock for services - January 2003                                        --               --            25,000
Issuance of common stock for cash February 2003 @ $2.00                                 11,500               12            22,988
Issuance of common stock for cash March 2003 @ $2.00                                     5,000                5             9,995
Deferred compensation                                                                       --               --                --
Net loss                                                                                    --               --                --
                                                                                  ------------     ------------      ------------

Balance at March 31, 2003, as restated                                              19,732,708           19,733         4,193,962

Issuance of common stock for cash April 2003 @ $2.00                                    70,000               70           139,930
Issuance of common stock for cash May 2003 @ $2.00                                      30,000               30            59,970
Acquisition by Biogentech Corp of ("Togs for Tykes")                                 1,032,000            1,032          (101,032)
Issuance of common stock for penalties  January 2004 @ $2.80                           135,000              135           377,865
Issuance of common stock for services February 2004 @ $2.20                            100,000              100           219,900
Issuance of common stock for services February 2004 @ $1.85                             20,000               20            36,980
Value of beneficial converstion feature of convertible
  debenture issued in September 2003                                                        --               --           346,870
Fair value allocated to warrant liability for detachable
  warrants issued with preferred stock                                                      --               --          (181,849)
Dividend on preferred stock                                                                 --               --           885,000
Deferred compensation                                                                       --               --                --
Net loss                                                                                    --               --                --
                                                                                  ------------     ------------      ------------

Balance at March 31, 2004                                                           21,119,708           21,120         5,977,596

Issuance of common stock for penalties  May 2004 @ $1.85 (unaudited)                   170,000              170           314,330
Issuance of common stock for services June 2004 @ $1.75 (unaudited)                     10,000               10            17,490
Issuance of common stock for conversion of debt June 2004 @ $1.60 (unaudited)          371,317              371           593,736
Net loss (unaudited)                                                                        --               --                --
                                                                                  ------------     ------------      ------------

Balance at June 30, 2004 (unaudited)                                                21,671,025     $     21,671      $  6,903,152
                                                                                  ============     ============      ============

                                                                                                      Deficit
                                                                                                    accumulated         Total
                                                                                                    during the       stockholders'
                                                                                   Deferred         development         equity
                                                                                 compensation          stage          (deficit)
                                                                                 ------------      ------------      ------------
Balance at inception (November 21, 2000)                                         $         --      $         --      $         --
Issuance of founder's shares in exchange
  for property and equipment                                                               --                --            16,300
Issuance of common stock for cash - November 2000 @ $1.00                                  --                --            30,000
Issuance of common stock for cash - December 2000 @ $1.00                                  --                --            15,000
Issuance of common stock for cash - February 2001 @ $1.00                                  --                --            12,000
Issuance of common stock for cash - March 2001 @ $1.00                                     --                --           125,000
Issuance of common stock for services - March 2001 @ $1.00                                 --                --            10,000
Contributed capital                                                                        --                --            62,681
Net loss for the period from inception
  (November 21, 2000) to March 31, 2001                                                    --          (223,416)         (223,416)
                                                                                 ------------      ------------      ------------

Balance at March 31, 2001, as restated                                                     --          (223,416)           47,565

Issuance of common stock for cash - April 2001 @ $1.00                                     --                --            10,000
Issuance of common stock for telephone equipment -
  April 2001 @ $1.00                                                                       --                --             6,750
Issuance of common stock for cash - May 2001 @ $1.00                                       --                --            11,000
Issuance of common stock for website development -
  May 2001 @ $1.00                                                                         --                --            17,000
Issuance of common stock for legal services -
  May 2001 @ $1.00                                                                         --                --             1,000
Issuance of common stock for cash - June 2001 @ $1.00                                      --                --            23,500
Issuance of common stock for cash - July 2001 @ $1.00                                      --                --            20,000
Issuance of common stock for cash - August 2001 @ $1.00                                    --                --            25,000
Issuance of common stock for services, related party -
  September 2001 @ $1.00                                                                   --                --            65,858
Issuance of common stock for cash - September 2001 @ $1.00                                 --                --            15,000
Issuance of common stock for services - September 2001 @ $1.00                             --                --            11,000
Issuance of stock options for services - September 2001                                    --                --            32,000
Issuance of common stock for cash - October 2001 @ $1.00                                   --                --             5,000
Issuance of common stock for cash - December 2001 @ $1.00                                  --                --            30,000
Issuance of common stock for services -
  December 31, 2001 @ $1.00                                                                --                --            33,000
Issuance of common stock for services, related party -
  December 2001 @ $1.00                                                                    --                --           117,500
Issuance of common stock for prepaid advertising -
  December 2001 @ $1.00                                                                    --                --            15,600
Issuance of common stock for property and equipment -
  January 2002 @ $3.00                                                                     --                --             3,000
Issuance of common stock for services, related party -
  January 2002 @ $1.00                                                                     --                --            33,000
Issuance of common stock for cash - February 2002 @ $2.00                                  --                --            40,000
Issuance of common stock for cash - March 2002 @ $2.00                                     --                --            25,000
Contributed capital                                                                        --                --           211,269
Deferred compensation                                                                 (60,108)               --           (60,108)
Net loss                                                                                   --        (1,144,249)       (1,144,249)
                                                                                 ------------      ------------      ------------

Balance at March 31, 2002, as restated                                                (60,108)       (1,367,665)         (405,315)

Issuance of common stock for services - April 2002 @ $2.00                                 --                --             6,000
Issuance of common stock for cash - April 2002 @ $1.00                                     --                --            10,000
Issuance of common stock for cash - April 2002 @ $2.00                                     --                --            35,000
Issuance of common stock for cash - May 2002 @ $1.00                                       --                --            10,000
Issuance of common stock for cash - May 2002 @ $2.00                                       --                --            32,000
Issuance of stock options for services - May 2002                                          --                --           350,000
Contributed capital - bonus expense                                                        --                --            50,000
Issuance of common stock for cash - June 2002 @ $1.00                                      --                --             5,000
Issuance of common stock for cash - June 2002 @ $2.00                                      --                --            10,000
Issuance of common stock for cash - July 2002 @ $1.00                                      --                --             5,000
Issuance of common stock for cash - August 2002 @ $2.00                                    --                --            20,000
Issuance of common stock for cash - September 2002 @ $2.00                                 --                --            20,000
Issuance of stock options below fair market value - November 2002                    (250,000)               --                --
Issuance of common stock for conversion of note - December 2002 @ 2.00                     --                --           100,000
Issuance of common stock for cash - December 2002 @ $2.00                                  --                --            40,000
Issuance of common stock for services - December 2002 @ $2.00                              --                --            30,000
Issuance of common stock for patents - December 2002 @ $2.00                               --                --         1,287,917
Contributed capital                                                                        --                --           292,718
Issuance of common stock for exercise of options - December 2002                           --                --           574,602
Deferred compensation                                                                  60,108                --            60,108
Contributed capital                                                                        --                --             5,000
Issuance of common stock for services - January 2003                                       --                --            25,000
Issuance of common stock for cash February 2003 @ $2.00                                    --                --            23,000
Issuance of common stock for cash March 2003 @ $2.00                                       --                --            10,000
Deferred compensation                                                                  54,000                --            54,000
Net loss                                                                                   --        (2,148,008)       (2,148,008)
                                                                                 ------------      ------------      ------------

Balance at March 31, 2003, as restated                                               (196,000)       (3,515,673)          502,022

Issuance of common stock for cash April 2003 @ $2.00                                       --                --           140,000
Issuance of common stock for cash May 2003 @ $2.00                                         --                --            60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")                                       --                --          (100,000)
Issuance of common stock for penalties  January 2004 @ $2.80                               --                --           378,000
Issuance of common stock for services February 2004 @ $2.20                                --                --           220,000
Issuance of common stock for services February 2004 @ $1.85                                --                --            37,000
Value of beneficial converstion feature of convertible
  debenture issued in September 2003                                                       --                --           346,870
Fair value allocated to warrant liability for detachable
  warrants issued with preferred stock                                                     --                --          (181,849)
Dividend on preferred stock                                                                --          (885,000)               --
Deferred compensation                                                                 196,000                --           196,000
Net loss                                                                                   --        (5,703,639)       (5,703,639)
                                                                                 ------------      ------------      ------------

Balance at March 31, 2004                                                                  --       (10,104,312)       (4,105,596)

Issuance of common stock for penalties  May 2004 @ $1.85 (unaudited)                       --                --           314,500
Issuance of common stock for services June 2004 @ $1.75 (unaudited)                        --                --            17,500
Issuance of common stock for conversion of debt June 2004 @ $1.60 (unaudited)              --                --           594,107
Net loss (unaudited)                                                                       --          (552,876)         (552,876)
                                                                                 ------------      ------------      ------------

Balance at June 30, 2004 (unaudited)                                             $         --      $(10,657,188)     $ (3,732,365)
                                                                                 ============      ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          Cobalis Corp. and Subsidiary
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED        CUMULATIVE FROM
                                                                ----------------------------      NOVEMBER 21,
                                                                    JUNE 30,        JUNE 30,   2000 (INCEPTION) TO
                                                                     2004            2003        JUNE 30, 2004
                                                                -----------      -----------      -----------
                                                                                 (as restated)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                      $  (552,876)     $  (674,953)     $(9,772,188)
   Adjustment to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense                           20,974           27,076          373,637
      Common stock issued for services                                17,500               --          581,858
      Common stock issued for penalty                                314,500               --          692,500
      Change in value of warrant liability                           (70,478)              --         (279,819)
      Amortization of debt issue costs                                 6,933               --           22,551
      Exercise of stock options for services                              --               --           26,960
      Amortization of discounts on notes                              15,228               --          313,219
      Issuance of stock options for services                              --               --          407,000
      Capital contribution - bonus (related party)                        --               --           50,000
      Amortization of prepaid advertising                                 --               --           15,600
      Amortization of deferred compensation                               --           84,000          250,000
      Discount on common stock issued for settlement of debt              --               --           50,000
      Impairment expense                                                  --               --        2,331,522
   Changes in assets and liabilities:
    Prepaid expenses and other assets                                 (1,890)           2,941          (13,509)
    Inventory                                                             --               97              347
    Accounts payable                                                 211,728           95,320          732,073
    Accrued expenses                                                (159,382)              --          787,702
    Amounts due to related parties                                    39,313          100,471        1,215,686
                                                                 -----------      -----------      -----------
Net cash used in operating activities                               (158,450)        (365,048)      (2,214,861)
                                                                 -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     --          (24,884)         (86,007)
   Increase in patent costs                                               --               --          (24,711)
   Increase in acquisition deposits                                       --               --       (2,220,000)
   Increase in other deposits                                             --               --          (40,000)
   Increase in capitalized website                                    (3,532)              --          (18,097)
                                                                 -----------      -----------      -----------
Net cash provided used in investing activities                        (3,532)         (24,884)      (2,388,815)
                                                                 -----------      -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                27,801               --               --
   Payment on contract                                                    --               --         (161,000)
   Proceeds from advances - related party                             70,500          208,500          901,507
   Proceeds from issuance of notes payable                                --               --        1,215,000
   Proceeds from sale of common stock                                     --          200,000          806,500
   Proceeds from sale of preferred stock                                  --               --          885,000
   Proceeds from convertible debenture                                    --               --          600,000
   Capital contribution                                                   --               --          571,668
   Payment of debt issue costs                                            --               --          (83,500)
   Payments on advances - related party                              (12,500)         (10,000)        (159,300)
                                                                 -----------      -----------      -----------
Net cash provided by financing activities                             85,801          398,500        4,575,875
                                                                 -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                  (76,181)           8,568          (27,801)

CASH AND CASH EQUIVALENTS, Beginning of period                        76,181            2,290               --
                                                                 -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                         $        --      $    10,858      $   (27,801)
                                                                 ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                 $        --      $        --      $        --
                                                                 ===========      ===========      ===========
   Income taxes paid                                             $        --      $        --      $        --
                                                                 ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending March 31, 2005.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $552,876 for the three months ended June 30, 2004 and as of June 30, 2004, the Company had a working capital deficit of $3,735,286 and a stockholder deficit of $3,732,365. In addition, as of June 30, 2004, the Company has not developed a substantial source of revenue. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Stock Options

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the three months ended June 30, 2004 and 2003.

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 2,544,167 and 1,150,000 common equivalent shares outstanding related to the options and warrants at June 30, 2004 and 2003, respectively. In addition, as of June 30, 2004, 716,667 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.


NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2004 consisted of the following:

Furniture and fixtures                                          $        71,500
Office equipment                                                         40,558
                                                                ---------------
                                                                        112,058
Less accumulated depreciation and amortization                          (53,511)
                                                                ---------------
                                                                $        58,547
                                                                ===============

NOTE 4 - DUE TO RELATED PARTIES

Due to related parties at June 30, 2004 consists of the following:

R&R Holdings, Inc. a)                                           $     1,053,052
Chaslav Radovich b)                                                      31,250
Other officers/executives c)                                            121,459
                                                                ---------------
                                                                $     1,205,761
                                                                ===============

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

a) On January 1, 2001, the Company entered into a consulting contract with R&R Development, Inc. DBA R&R Holdings, Inc. ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate shall increase to $135,000 per year when and if the Company completes a merger with a public shell company. R&R is also a shareholder of the Company. As of June 30, 2004, the Company had accrued $242,392 of consulting fees relating to this agreement.

R&R advances the Company cash from time to time. As of June 30, 2004, the Company owed R&R $560,857 related to these advances. The Company has accrued interest on these advances at a rate of 10% per annum. Accrued interest at June 30, 2004 related to these advances totaled $61,906.

In September 2003, R&R advanced the Company an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide the Company with additional financing with regard to the InnoFood transaction. Accrued interest at June 30, 2004 related to this advance was $17,897.

b) The Company currently owes its Chief Executive Officer $31,250 in past due compensation. During the three months ended June 30, 2004, the Company's Chief Executive Officer was issued 107,901 shares of the Company's common stock in satisfaction of $154,500 of past due compensation plus interest. The Company is accruing salary to its CEO at an annual rate of $125,000.

c) The Company currently owes other current and former executives a total of $121,459 in past due compensation.


NOTE 5 - CONVERTIBLE NOTE PAYABLE

In September 2003, the Company sold a $600,000, three-year, 8% convertible note payable, which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share. This price is subject to adjustment should the Company issue shares of its common stock at a price less than $1.75 per share. The convertible note payable was sold with detachable three-year warrants to purchase 90,000 shares of the Company's common stock at $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

The Company also entered into a registration rights agreement whereby the Company agreed to file a valid registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Convertible Debentures and Debenture Warrants. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative fair value of the warrants has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the principal amount of the funding for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At June 30, 2004, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of approximately $102,000.

Per the terms of the note agreement, in the event of default, the Company is subject to accrue interest at a default rate of 18% from the date of the default. In addition, the Company is obligated to remit 125% of the outstanding note balance upon the acceleration of repayment by the holder. During the three months ended June 30, 2004, Company accrued interest of approximately $30,707 at a default rate of 18%.

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the three months ended June 30, the decrease of the relative fair value of the warrants was $35,648. The relative fair value of the warrants was $46,723 as of June 30, 2004.

This convertible debenture is presented in the accompanying balance sheet as a current liability as the Company has not made required interest payment on this convertible debenture which is an event of default that give the holder the right to call the convertible debenture.

A rollforward of the convertible note payable is as follows:

Balance, March 31, 2004                                                $ 107,863
Conversions into equity                                                       --
Amortization of discounts                                                 15,228
                                                                       ---------
Balance, June 30, 2004                                                 $ 123,091
                                                                       =========


NOTE 6 - CONVERTIBLE PREFERRED STOCK

In September 2003, the Company sold 1,000 shares of its 7.5% convertible preferred stock for $1,000,000, less direct issuance costs of $115,000, which were netted against the proceeds of the offering. The Convertible Preferred Stock carries voting rights equivalent to the number of shares of common stock into which it can be converted, and has liquidation preference of $1,000 per share. The Convertible Preferred Stock is convertible into shares of the Company's common stock at the initial conversion price of $2.40 per share. This price is subject to change should the Company issue shares of its common stock at a price less than $1.75 per share. Included with the Convertible Preferred Stock were detachable three-year warrants to purchase 104,167 shares of the Company's common stock at the price of $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

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

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative fair value of the warrants, has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares.

If the Company does not file such an effective registration statement within 30 days of the closing date, or October 25, 2003, the Company is subject to penalties as follows: 1% of the value of the shares and the warrants paid by the purchaser for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At June 30, 2004, the Company has not filed such a registration statement and accordingly is currently subject to a penalty of $170,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the three months ended June 30, 2004, the decrease of the relative fair value of the warrants was $34,830. The relative fair value of the warrants was $24,937 as of June 30, 2004.

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

As of June 30, 2004, there was $56,250 of dividends in arrears related to the 1,000 share of convertible preferred stock.

NOTE 7 - COMMON STOCK

During the three months ended June 30, 2004 the Company issued common stock for the following:

      o 170,000 shares valued at $314,500 related to a Forbearance Agreement related to the convertible note payable;

      o     10,000 shares valued at $17,500 for consulting services; and

      o 371,317 shares valued at $594,107 for the conversion of certain accounts payable and amount payable to related parties.

NOTE 8 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company entered into agreements with GP LLC to purchase certain patents and other assets. The Company previously had valued the patents based on the present value of the minimum contractual obligations using a 6% discount rate. Per the December 19, 2002 agreement, the Company issued to GP LLC 2,000,000 shares of the Company's common stock in exchange for the minimum contractual payments. At this time the Company valued the transaction based on the deemed current value of the Company's common stock, which resulted in the Company increasing the carrying value of the patents by $1,658,378. At the time the Company's stock was not publicly traded so the Company valued its stock at $2.00 per share which was the most recent price that the Company had sold shares for cash. After this increase in the value of patents, the patents carrying value was $3,905,832. At March 31, 2003, the patents were appraised at $3,850,000 which resulted in the Company writing down the value of the patents by $55,832.

The Company has restated its previously issued financial statements to reflect using a discount rate of 15.5% rather than 6% to value the minimum contractual obligations and to value the 2,000,000 shares of common stock issued in the December 19, 2002 transaction at the carrying value of the contractual obligation that was exchanged for the shares rather than at the deemed current value of the shares at the date of issuance.

In addition, the Company did not amortize the value of its patents prior to January 1, 2004. The consolidated financial statements have been restated to reflect the amortization of the Company's patents over the estimated useful life of the patents using the straight line method.

The effects of the restatement as of June 30, 2003 and three months ended June 30, 2003 are as follows:

                                                    As previously
                                                      filed        As restated
                                                   ------------   -------------
June 30, 2004
-------------
         Patents                                   $   3,850,000  $    1,125,466
         Accumulated amortization of patents       $           -  $      214,136
         Total Stockholders' equity                $   2,949,739  $       11,069
         Net loss                                  $   (653,126)  $    (674,953)

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St Petka, Inc. On May 4, 2001, St Petka, Inc. formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp.("TTAC"), a wholly owned subsidiary formed for the purpose of acquiring BG. TTAC is the wholly owned subsidiary of the registrant, formerly Togs for Tykes, Inc. and most recently, BioGentech Corp. As allowed under SFAS 141, "Business Combinations" ("SFAS 141"), we designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,732,705 shares of $0.001 par value stock) will be exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of BioGentech Corp. common stock. At the date of the transaction, we had 5,532,000 shares of common stock outstanding of which 4,500,000 will be cancelled as part of the transaction leaving 23,864,708 shares outstanding.

This transaction was consummated with the filing of the Articles of Merger with the State of Nevada on July 2, 2003 BG shareholders then effectively controlled approximately 95% of the issued and outstanding common stock of Cobalis. Since the shareholders of BG obtained control of Cobalis, according to SFAS 141, this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. On July 6, 2004, BioGentech Corp. changed its name to Cobalis Corp.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $552,876 for the three months ended June 30, 2004 and as of June 30, 2004, we had a working capital deficit of $3,735,286 and a stockholder deficit of $3,732,365. In addition, as of June 30, 2004, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are currently attempting to raise additional debt and equity financing for operating purposes. We require substantial capital to pursue our operating strategy, which includes commercialization of our products, and currently has limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, we will be dependent upon external sources of financing.

There can be no assurances that sufficient financing will be available on terms acceptable to us, or at all. If we are unable to obtain such financing, we will be forced to scale back operations, which could have an adverse effect on our financial condition and results of operations.


CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily valuation of patent costs and stock-based compensation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Patent Cost Valuation. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the weighted-average probability method outlined in SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

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

Estimate of Litigation-based Liability. We are defendant in certain claims and litigation in the ordinary course of business. We accrue liabilities relating to these lawsuits on a case-by-case basis. We generally accrue attorney fees and interest in addition to the liability being sought. Liabilities are adjusted on a regular basis as new information becomes available. We consult with our attorneys to determine the viability of an expected outcome. The actual amount paid to settle a case could differ materially from the amount accrued.


LIQUIDITY AND CAPITAL RESOURCES

We had a cash and cash equivalents of $0 at June 30, 2004. We also had $13,509 in prepaid and other current assets and $5,903 in inventory making our total current assets at June 30, 2004 equal to $19,412. We also had the following long term assets: $60,949 in debt issue costs; $58,547 in property and equipment, net, $7,563 in net website development costs, and $720,862 represented by net value of our patents, $40,000 in deposits. Our total assets as of June 30, 2004 were $907,333.

Our total current liabilities were $3,754,698 at June 30, 2004, which was represented by a cash overdraft of $27,801, accounts payable of $323,683 and accrued expenses of 787,702, due to related parties of $1,205,761, warrant liability of $71,660, convertible note payable of $123,091, net of a discount of $476,909 and demand loans payable for $1,215,000. Our liabilities exceeded our assets by $2,847,365 as of June 30, 2004.

We have financed our operations primarily through cash generated from related party debt financing and from the private placement sales of equity securities, as well as issuing a convertible debenture. During the three months ended June 30, 2004, we received an additional $58,000 from a related party and issued 371,317 shares of our common stock as payment for certain accounts payable and past due salaries to certain related parties.

Our cash used in investing activities was $3,532 for the three months ended June 30, 2004, as compared to $24,884 for the same period ended in 2003, a decrease of $21,352.

Our net cash provided by financing activities was $85,801 for the three months ended June 30, 2004 compared to $398,500 for the same period in 2003. The decrease of $312,699 is primarily due to fewer advances from a related party and no proceeds from the sale of our common stock

RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

We entered into agreements with GP LLC to purchase certain patents and other assets. We previously had valued the patents based on the present value of the minimum contractual obligations using a 6% discount rate. Per the December 19, 2002 agreement, we issued to GP LLC 2,000,000 shares of our common stock in exchange for the minimum contractual payments. At this time we valued the transaction based on the deemed current value of our common stock, which resulted in us increasing the carrying value of the patents by $1,658,378. At the time our stock was not publicly traded so we valued our stock at $2.00 per share which was the most recent price that we sold shares for cash. After this increase in the value of patents, the patents carrying value was $3,905,832. At March 31, 2003, the patents were appraised at $3,850,000 which resulted in us writing down the value of the patents by $55,832.

We have restated our previously issued financial statements to reflect using a discount rate of 15.5% rather than 6% to value the minimum contractual obligations and to value the 2,000,000 shares of common stock issued in the December 19, 2002 transaction at the carrying value of the contractual obligation that was exchanged for the shares rather than at the deemed current value of the shares at the date of issuance.

In addition, we did not amortize the value of our patents prior to January 1, 2004. The consolidated financial statements have been restated to reflect the amortization of our patents over the estimated useful life of the patents using the straight line method.

The effects of the restatement as of June 30, 2003 and three months ended June 30, 2003 are as follows:

                                             As previously
                                                 filed          As restated
                                            ---------------  ----------------
Patents                                     $     3,850,000  $      1,125,466
Accumulated amortization of patents         $             -  $        214,136
Total Stockholders' equity                  $     2,949,739  $         11,069
Net loss                                    $     (653,126)  $      (674,953)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

REVENUES AND COST OF SALES

We had no significant revenues for the three months ended June 30, 2004 and June 30, 2003 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net revenues were $359 less $1,120 for cost of revenues for a gross loss of $761 for the three months ended June 30, 2004 as compared net sales of $1,687 less $439 for cost of sales for a gross profit of $1,248 for the restated three months ended June 30, 2003.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2004 were $421,224 compared to $669,252 for the three months ended June 30, 2003. For both periods, expenses incurred were for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the three months ended June 30, 2004, this amount was represented by $20,974 in depreciation and amortization, $212,959 in professional fees, $75,504 in salary and wages, $32,186 in rent expense, $898 in marketing and promotions, and $78,703 in other operating expenses, as compared to the three months ended June 30, 2003, where we had $27,076 in depreciation and amortization, $98,523 in professional fees, $239,687 in salary and wages, $20,729 in rent expense, $183,076 in marketing and promotions, and $100,161 in other operating expenses. Our operating expenses decreased due primarily to our lack of funds to pay for our operating expenses.

Interest expense and financing costs for the three months ended June 30, 2004 were $201,369 compared to $6,949 for the three months ended June 30, 2003. The significant increase is due to the interest on the convertible note payable, the demand note payable and the advances from related parties. In addition, the amortization of debt issue costs and debt discounts and penalties for not registering shares underlying the conversion of the convertible note payable and convertible preferred stock.

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

As of June 30, 2004, we had a cash overdraft of $27,801. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistin (TM) application to the United States FDA and execute a marketing launch of the PreHistin (TM) product. We will also need to raise funds to execute studies for the further development of the PreHistin (TM) product line and to complete the acquisition of additional products. Along with our investment bankers, we plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No change in legal proceedings during the three months ended June 30, 2004.

IBCG. We retained Callari & Summers as our litigation counsel to file an action in Los Angeles County Superior Court against International Business Consultants, GmbH ("IBCG"). The complaint, filed on April 16, 2004, alleged the following: In July 2003, pursuant to a loan agreement, IBCG was issued 3,000,000 shares of our common stock (the "Stock") as collateral for a loan. However, in breach of the agreement, IBCG did not deliver the loan proceeds and refuses to return the Stock. By means of this lawsuit, we sought to rescind the loan agreement and obtain a court order requiring the return or cancellation of the Stock. As of July 9, 2004, these shares were cancelled pursuant to the Court's order.

ITEM 2. CHANGE IN SECURITIES

During the three months ended June 30, 2004, the Company issued the following shares of its common stock:


      o 170,000 shares related to a Forbearance Agreement related to the convertible note payable;

      o     10,000 shares for consulting services;


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on terms of its convertible note payable for failing to register the shares underlying the conversion.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2004, the Shareholders of the Company approved a motion to change the Company's name from BioGentech Corp. to Cobalis Corp.


ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

------------------- ------------------------------------------------------------
    REGULATION
    S-B NUMBER                            EXHIBIT
------------------- ------------------------------------------------------------
       3.1          Articles of Incorporation (1)
------------------- ------------------------------------------------------------
      3.1.1         Certificate of Amendment to Articles of Incorporation (1)
------------------- ------------------------------------------------------------
      3.1.2         Certificate of Amendment to Articles of Incorporation (2)
------------------- ------------------------------------------------------------
      3.1.3         Certificate of Amendment to Articles of Incorporation (3)
------------------- ------------------------------------------------------------
       3.2          Bylaws (1)
------------------- ------------------------------------------------------------
       4.1          Convertible Note with Gryphon Master Fund LP (4)
------------------- ------------------------------------------------------------
       10.1         Asset Purchase Agreement between BioGentec Inc.,
                    (fka St. Petka, Inc.) and Gene Pharmaceuticals,
                    LLC, (fka Allergy Limited, LLC,) as amended (4)
------------------- ------------------------------------------------------------
       31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company (5)
------------------- ------------------------------------------------------------
       32.1 Section 906 Certification by Chief Executive Officer and Chief Financial Officer (5)
------------------- ------------------------------------------------------------

----------

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed on February 8, 2002.
(2) Incorporated by reference to the exhibits to the registrant's information statement on schedule 14C filed on June 10, 2003.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed July 8, 2004. (4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended March 31, 2004.
(5)  Included herein.

(b) Reports on Form 8-K

On April 1, 2004, the Registrant filed a Current Report on Form 8-K announcing that on November 18, 2003, a suit was filed against the Registrant in the US District Court for the District of Massachusetts by Biogen Idec MA Inc., ("Biogen") alleging trademark infringement and unfair competition, under docket number CA No. 03-12305 PBS. Subsequently, a default was entered against the Registrant on February 9, 2004. On March 22, 2004, the Registrant and Biogen agreed to settle the dispute, and on March 23, 2004, Biogen undertook to file a motion for stay of consideration of its motion for entry of default judgment and has prepared a consent judgment to be filed with the court wherein the Registrant will be enjoined from using "Biogentec" or "Biogentech" or any phonetic equivalent. Pursuant to the terms of that settlement agreement, the Registrant will undertake to change its corporate name to Cobalis Corp. as soon as practicable, and to discontinue all uses of the trade name and trademarks and domain names containing "Biogentech," or "Biogentec" and transfer the rights to any domain names it may own containing "Biogentech" or "Biogentec" to Biogen.

In addition, a suit was filed against the Registrant and our president on December 17, 2003 in the Superior Court of California, County of San Mateo for breach of contract by Consumer Survey Center, Inc. ("CSC") in regard to market research and product pricing research services rendered by CSC. CSC is apparently claiming that the Registrant owes $34,900 for services provided by CSC. CSC is also claiming that the Registrant's president, Chaslav Radovich, personally guaranteed the debt. The Registrant has reached a tentative verbal agreement with CSC to accept stock in exchange for the debt as of the date of this filing.

On April 29, 2004, the Registrant  filed a Current Report on Form 8-K announcing
that  at  the  request  of  the   Registrant's   auditors,   the  Registrant  is
re-evaluating the carrying value of its patent.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COBALIS CORP.


August 23, 2004             By: /s/ Chaslav Radovich
                                ------------------------------------------------
                                Chaslav Radovich
                                Principal Executive Officer, President,
                                Treasurer, Secretary, Director