Form 10QSB
period 2004-09-30
Cobalis Corp
filed 2004-11-24
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to _______________

                                    000-49620
                            (Commission file number)

                                  COBALIS CORP.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                      91-1868007
              ------                                      ----------
   (State or other jurisdiction                          (IRS Employer
 of incorporation or organization)                     Identification No.)

              2445 McCabe Way, Suite 150, Irvine, California 92614
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 757-0001
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 23, 2004 - 22,940,415 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  COBALIS CORP.
                                      Index
                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of September 30, 2004 (unaudited)                       2

           Consolidated Statements of Operations for the
           three and six months ended September 30, 2004 and 2003 (unaudited)                    3

           Consolidated Statements of Stockholders' Deficit for the
           six months ended September 30, 2004 (unaudited)                                       4

           Consolidated Statements of Cash Flows for the
           six months ended September 30, 2004 and 2003 (unaudited)                              5
           Notes to Consolidated Financial Statements (unaudited)                                6

Item 2.    Management's Discussion and Analysis or Plan of Operations                           13

Item 3.    Controls and Procedures                                                              19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          19

Item 3.    Defaults Upon Senior Securities                                                      20

Item 4.    Submission of Matters to a Vote of Security Holders                                  20

Item 5.    Other Information                                                                    20

Item 6.    Exhibits                                                                             20

SIGNATURES 21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

       Cobalis Corp. and Subsidiary
                (formerly Biogentech Corp.)
       (A Development Stage Company)
        Consolidated Balance Sheet

                                                                        September 30,
                                                                             2004
                                                                       -----------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $        31,164
     Prepaid expenses and other current assets                                  1,508
     Inventory                                                                  5,903

                                                                       ---------------
TOTAL CURRENT ASSETS                                                           38,575

DEBT ISSUE COSTS                                                               53,940
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $58,475             53,583
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $29,588           5,019
PATENTS, net of accumulated amortization of $197,918                          707,397
DEPOSIT                                                                        40,000

                                                                       ---------------
TOTAL ASSETS                                                           $      898,514
                                                                       ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                  $      406,782
     Accrued expenses                                                         840,778
     Due to related parties                                                 1,596,789
     Warrant liability                                                        197,057
     Convertible note payable, net of discount of $0                          600,000

                                                                       ---------------
TOTAL CURRENT LIABILITIES                                                   3,641,406

CONVERTIBLE PREFERRED STOCK (dividends on arrears of $75,000)                 885,000

COMMITMENTS AND CONTINGENCIES                                                       -

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 22,610,657 shares issued and outstanding                    22,611
     Additional paid-in capital                                             9,002,007
     Deficit accumulated during the development stage                     (12,652,510)

                                                                       ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                (3,627,892)
                                                                       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $      898,514
                                                                       ===============








See accompanying notes to the consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                            CUMULATIVE FROM
                                                      THREE MONTHS ENDED          SIX MONTHS ENDED           NOVEMBER 21,
                                                  SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,  2000 (INCEPTION) TO
                                                     2004          2003          2004          2003         SEPTEMBER 30, 2004
                                                  ------------  ------------  ------------  -----------     ----------------
                                                                 (as restated)             (as restated)

NET SALES                                         $       120   $     1,476 $         479   $    3,163      $         5,634

COST OF SALES                                           1,810            39         2,930          478               31,772

                                                  ------------  ------------  ------------  -----------     ----------------
GROSS PROFIT (LOSS)                                    (1,690)        1,437        (2,451)       2,685              (26,138)
                                                  ------------  ------------  ------------  -----------     ----------------

OPERATING EXPENSES:
    Professional fees                                 869,379        91,798     1,082,338      190,321            3,035,432
    Salary and wages                                   47,391       145,733       122,895      385,420            1,824,589
    Rent expense                                       35,458        31,094        67,644       51,823              350,903
    Marketing and promotions                           10,895         9,278        11,793      192,354              410,587
    Depreciation and amortization                      20,973        27,075        41,947       54,151              389,390
    Impairment expense                                      -             -             -            -            2,331,522
    Other operating expenses                           57,920       107,005       136,623      207,166              827,810
                                                  ------------  ------------  ------------  -----------     ----------------
TOTAL OPERATING EXPENSES                            1,042,016       411,983     1,463,240    1,081,235            9,170,233
                                                  ------------  ------------  ------------  -----------     ----------------
                                                                                             1,081,235
LOSS FROM OPERATIONS                               (1,043,706)     (410,546)   (1,465,691)  (1,078,550)          (9,196,371)

OTHER INCOME (EXPENSE)
    Interest expense and financing costs             (826,219)      (48,569)   (1,027,588)     (55,518)          (2,725,561)
    Change in fair value of warrant liability        (125,397)            -       (54,919)           -              154,422

                                                  ------------  ------------  ------------  -----------     ----------------
TOTAL OTHER INCOME (EXPENSE)                         (951,616)      (48,569)   (1,082,507)     (55,518)          (2,571,139)
                                                  ------------  ------------  ------------  -----------     ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (1,995,322)     (459,115)   (2,548,198)  (1,134,068)         (11,767,510)

PROVISION FOR INCOME TAXES                                  -             -             -            -                    -
                                                  ------------  ------------  ------------  -----------     ----------------

NET LOSS                                           (1,995,322)     (459,115)   (2,548,198)  (1,134,068)         (11,767,510)

PREFERRED STOCK DIVIDENDS                              18,750             -        37,500                            75,000
                                                  ------------  ------------  ------------  -----------     ----------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS        $(2,014,072)  $  (459,115)  $(2,585,698)  $(1,134,068)    $    (11,842,510)
                                                  ============  ============  ============  ===========     ================

NET LOSS PER SHARE:
    BASIC AND DILUTED                             $     (0.09)  $     (0.02)  $     (0.12)  $    (0.06)     $         (0.64)
                                                  ============  ============  ============  ===========     ================

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                              21,749,624    20,842,273    21,496,543   20,327,134           18,595,812
                                                  ============  ============  ============  ===========     ================








See accompanying notes to the consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
       FOR THE PERIOD FROM NOVEMBER 21, 2000 (INCEPTION) TO JUNE 30, 2004

                                                                                                   DEFICIT
                                                                                                   ACCUMULATED TOTAL
                                                                          ADDITIONAL              DURING THE STOCKHOLDERS'
                                                        COMMON STOCK       PAID-IN      DEFERRED   DEVELOPMENT EQUITY
                                                     SHARES      AMOUNT    CAPITAL     COMPENSATION STAGE     (DEFICIT)
                                                    ---------  ---------------------  ---------------------  ----------
Balance at inception (November 21, 2000)                   -        $ -         $ -         $ -        $ -         $ -
Issuance of founder's shares in exchange
  for property and equipment                        16,300,000   16,300           -           -          -      16,300
Issuance of common stock for cash - November 2000 @ $130,000         30      29,970           -          -      30,000
Issuance of common stock for cash - December 2000 @ $115,000         15      14,985           -          -      15,000
Issuance of common stock for cash - February 2001 @ $112,000         12      11,988           -          -      12,000
Issuance of common stock for cash - March 2001 @ $1.0125,000        125     124,875           -          -     125,000
Issuance of common stock for services - March 2001 @ $10,000         10       9,990           -          -      10,000
Contributed capital                                        -          -      62,681           -          -      62,681
Net loss for the period from inception                                                                               -
  (November 21, 2000) to March 31, 2001                    -          -           -           -   (223,416)   (223,416)
                                                    ---------  ---------  ----------  ----------  ---------  ----------

Balance at March 31, 2001, as restated              16,492,000   16,492     254,489           -   (223,416)     47,565

Issuance of common stock for cash - April 2001 @ $1.0010,000         10       9,990           -          -      10,000
Issuance of common stock for telephone equipment -
  April 2001 @ $1.00                                   6,750          7       6,743           -          -       6,750
Issuance of common stock for cash - May 2001 @ $1.00  11,000         11      10,989           -          -      11,000
Issuance of common stock for website development -
  May 2001 @ $1.00                                    17,000         17      16,983           -          -      17,000
Issuance of common stock for legal services -
  May 2001 @ $1.00                                     1,000          1         999           -          -       1,000
Issuance of common stock for cash - June 2001 @ $1.00 23,500         24      23,476           -          -      23,500
Issuance of common stock for cash - July 2001 @ $1.00 20,000         20      19,980           -          -      20,000
Issuance of common stock for cash - August 2001 @ $1.025,000         25      24,975           -          -      25,000
Issuance of common stock for services, related party -
  September 2001 @ $1.00                              65,858         66      65,792           -          -      65,858
Issuance of common stock for cash - September 2001 @ $15,000         15      14,985           -          -      15,000
Issuance of common stock for services - September 200111,00000       11      10,989           -          -      11,000
Issuance of stock options for services - September 2001    -          -      32,000           -          -      32,000
Issuance of common stock for cash - October 2001 @ $1.05,000          5       4,995           -          -       5,000
Issuance of common stock for cash - December 2001 @ $130,000         30      29,970           -          -      30,000
Issuance of common stock for services -
  December 31, 2001 @ $1.00                           33,000         33      32,967           -          -      33,000
Issuance of common stock for services, related party -
  December 2001 @ $1.00                              117,500        118     117,382           -          -     117,500
Issuance of common stock for prepaid advertising -
  December 2001 @ $1.00                               15,600         15      15,585           -          -      15,600
Issuance of common stock for property and equipment -
  January 2002 @ $3.00                                 1,000          1       2,999           -          -       3,000
Issuance of common stock for services, related party -
  January 2002 @ $1.00                                33,000         33      32,967           -          -      33,000
Issuance of common stock for cash - February 2002 @ $220,000         20      39,980           -          -      40,000
Issuance of common stock for cash - March 2002 @ $2.0012,500         12      24,988           -          -      25,000
Contributed capital                                        -          -     211,269           -          -     211,269
Deferred compensation                                      -          -           -     (60,108)         -     (60,108)
Net loss                                                   -          -           -           -   (1,144,249)(1,144,249)
                                                    ---------  ---------  ----------  ----------  ---------  ----------

Balance at March 31, 2002, as restated              16,965,708   16,966   1,005,492     (60,108)  (1,367,665) (405,315)

Issuance of common stock for services - April 2002 @ $23,000          3       5,997           -          -       6,000
Issuance of common stock for cash - April 2002 @ $1.0010,000         10       9,990           -          -      10,000
Issuance of common stock for cash - April 2002 @ $2.0017,500         17      34,983           -          -      35,000
Issuance of common stock for cash - May 2002 @ $1.00  10,000         10       9,990           -          -      10,000
Issuance of common stock for cash - May 2002 @ $2.00  16,000         16      31,984           -          -      32,000
Issuance of stock options for services - May 2002          -          -     350,000           -          -     350,000
Contributed capital - bonus expense                        -          -      50,000           -          -      50,000
Issuance of common stock for cash - June 2002 @ $1.00  5,000          5       4,995           -          -       5,000
Issuance of common stock for cash - June 2002 @ $2.00  5,000          5       9,995           -          -      10,000
Issuance of common stock for cash - July 2002 @ $1.00  5,000          5       4,995           -          -       5,000
Issuance of common stock for cash - August 2002 @ $2.010,000         10      19,990           -          -      20,000
Issuance of common stock for cash - September 2002 @ $10,000         10      19,990           -          -      20,000
Issuance of stock options below fair market value - Novembe- 2002     -     250,000    (250,000)         -           -
Issuance of common stock for conversion of note - Dece50,000002 @ 2.050      99,950           -          -     100,000
Issuance of common stock for cash - December 2002 @ $220,000         20      39,980           -          -      40,000
Issuance of common stock for services - December 2002 15,0000        15      29,985           -          -      30,000
Issuance of common stock for patents - December 20022,000,000     2,000   1,285,917           -          -   1,287,917
Contributed capital                                                         292,718           -          -     292,718
Issuance of common stock for exercise of options - De574,0002002    574     574,028           -          -     574,602
Deferred compensation                                                                    60,108                 60,108
Contributed capital                                                           5,000           -          -       5,000
Issuance of common stock for services - January 2003                         25,000           -          -      25,000
Issuance of common stock for cash February 2003 @ $2.011,500         12      22,988           -          -      23,000
Issuance of common stock for cash March 2003 @ $2.00   5,000          5       9,995           -          -      10,000
Deferred compensation                                                                    54,000          -      54,000
Net loss                                                                                      -   (2,148,008)(2,148,008)

                                                    ---------  ---------  ----------  ----------  ---------  ----------

Balance at March 31, 2003, as restated              19,732,708   19,733   4,193,962    (196,000)  (3,515,673)  502,022

Issuance of common stock for cash April 2003 @ $2.00  70,000         70     139,930           -          -     140,000
Issuance of common stock for cash May 2003 @ $2.00    30,000         30      59,970           -          -      60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")1,032,000     1,032    (101,032)          -          -    (100,000)
Issuance of common stock for penalties  January 2004 135,000        135     377,865           -          -     378,000
Issuance of common stock for services February 2004 @100,000        100     219,900           -          -     220,000
Issuance of common stock for services February 2004 @ 20,000         20      36,980           -          -      37,000
Value of beneficial converstion feature of convertible
  debenture issued in September 2003                                        346,870           -          -     346,870
Fair value allocated to warrant liability for detachable
  warrants issued with preferred stock                                     (181,849)          -          -    (181,849)
Dividend on preferred stock                                                 885,000           -   (885,000)          -
Deferred compensation                                                                   196,000          -     196,000
Net loss                                                                                      -   (5,703,639)(5,703,639)

                                                    ---------  ---------  ----------  ----------  ---------  ----------

Balance at March 31, 2004                           21,119,708   21,120   5,977,596           -   (10,104,312(4,105,596)

Issuance of common stock for penalties  May 2004 @ $1170,000        170     314,330           -          -     314,500
Issuance of common stock for services June 2004 @ $1.710,000         10      17,490           -          -      17,500
Issuance of common stock for conversion of debt June 371,317$1.60   371     593,736           -          -     594,107
Issuance of common stock for services July 2004 @ $1.357,489          8      10,101                             10,109
Issuance of common stock for services July 2004 @ $1.175,000         75      82,425                             82,500
Conversion of debt to common stock September 2004 @ 1857,143        857   1,499,143                          1,500,000
Fair value of options issued to consultants                                 507,186                            507,186
                                                                                                                     -
Net loss                                                                                          (2,548,198)(2,548,198)

                                                    ---------  ---------  ----------  ----------  ---------  ----------

Balance at September 30, 2004                       22,610,657 $ 22,611   $ 9,002,007 $       -   $(12,652,51$)(3,627,892)
                                                    =========  =========  ==========  ==========  =========  ==========





See accompanying notes to the consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        CUMULATIVE FROM
                                                               SIX MONTHS ENDED          NOVEMBER 21,
                                                         SEPTEMBER 30,   SEPTEMBER 30,  2000 (INCEPTION) TO
                                                            2004            2003        SEPTEMBER 30, 2004
                                                        ------------- ---------------- -----------------
                                                                        (as restated)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                             $ (2,548,198) $    (1,134,068) $    (11,767,510)
   Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense                   41,947           54,151           394,610
      Common stock issued for services                       110,109                -           674,467
      Common stock issued for penalty                        314,500                -           692,500
      Change in value of warrant liability                    54,919          (48,203)         (154,422)
      Amortization of debt issue costs                        13,942            2,319            29,560
      Exercise of stock options for services                       -                -            26,960
      Amortization of discounts on notes                     492,137           14,347           790,128
      Issuance of stock options for services                 507,186                -           914,186
      Capital contribution - bonus (related party)                 -                -            50,000
      Amortization of prepaid advertising                          -                -            15,600
      Amortization of deferred compensation                        -          168,000           250,000
      Discount on common stock issued for settlement of debt       -                -            50,000
      Impairment expense                                           -                -         2,331,522
   Changes in assets and liabilities:                                                                 -
    Prepaid expenses and other assets                         10,111            1,793            (1,508)
    Inventory                                                      -               97               347
    Accounts payable                                         294,827          233,362           815,172
    Accrued expenses                                         178,694                -         1,125,778
    Amounts due to related parties                           150,841          164,936         1,327,214
                                                        ------------- ---------------- -----------------
Net cash used in operating activities                       (378,985)        (543,266)       (2,435,396)
                                                        ------------- ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              -          (19,550)          (86,007)
   Increase in patent costs                                        -                -           (24,711)
   Change in restricted cash                                       -                -                 -
   Merger fees and costs                                           -                -                 -
   Increase in acquisition deposits                                -       (1,970,000)       (2,220,000)
   Increase in other deposits                                      -                -           (40,000)
   Increase in capitalized website                            (3,532)            (450)          (18,097)
                                                        ------------- ---------------- -----------------
Net cash used in investing activities                         (3,532)      (1,990,000)       (2,388,815)
                                                        ------------- ---------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Payment on contract                                             -                -          (161,000)
   Proceeds from advances - related party                    353,000          525,400         1,184,007
   Proceeds from issuance of notes payable                         -        1,016,500         1,215,000
   Proceeds from sale of common stock                              -          200,000           806,500
   Proceeds from sale of preferred stock                           -          885,000           885,000
   Proceeds from convertible debenture                             -                -           600,000
   Capital contribution                                            -                -           571,668
   Payment of debt issue costs                                     -                -           (83,500)
   Payments on advances - related party                      (15,500)         (22,800)         (162,300)
                                                        ------------- ---------------- -----------------
Net cash provided by financing activities                    337,500        2,604,100         4,855,375
                                                        ------------- ---------------- -----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          (45,017)          70,834            31,164

CASH AND CASH EQUIVALENTS, Beginning of period                76,181            2,290                 -
                                                        ------------- ---------------- -----------------

CASH AND CASH EQUIVALENTS, End of period                $     31,164  $        73,124  $         31,164
                                                        ============= ================ =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                        $          -  $             -  $              -
                                                        ============= ================ =================
   Income taxes paid                                    $          -  $             -  $              -
                                                        ============= ================ =================




See accompanying notes to the consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending March 31, 2005.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,548,198 for the six months ended September 30, 2004 and as of September 30, 2004, the Company had a working capital deficit of $3,602,831 and a stockholder deficit of $3,627,892. In addition, as of September 30, 2004, the Company has not developed a substantial source of revenue.
 These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock Options
-------------

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

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has been presented below for the six months ended September 30, 2004 and 2003:


                                                        2004         2003
                                                    ------------  ------------

       Net loss attributed to common stockholders
              Net loss as reported                  $ (2,585,698) $ (1,134,068)
              Expense recognized                         507,186             -
              Pro forma expense                         (507,186)            -
                                                    ------------- ------------

              Pro forma net loss                    $ (2,585,698) $ (1,134,068)
                                                    ============  ============

       Basic and diluted loss per common share:
              As reported                           $     (0.12)  $     (0.06)
              Pro forma                             $     (0.12)  $     (0.06)


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended September 30, 2004: risk-free interest rate of 3.5%; dividend yields of 0; volatility factors of the expected market price of the Company's common stock of 108%; and a weighted average expected life of the option of 2 to 3 years.

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

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 5,894,167 and 1,344,167 common equivalent shares outstanding related to the options and warrants at September 30, 2004 and 2003, respectively. In addition, as of September 30, 2004, 716,667 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.


NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2004 consisted of the following:

                  Furniture and fixtures                           $    71,500
                  Office equipment                                      40,558
                                                                   ------------
                                                                       112,058
                  Less accumulated depreciation and amortization       (58,475)
                                                                   ------------

                                                                   $    53,583
NOTE 4 - DUE TO RELATED PARTIES

Due to related parties at September 30, 2004 consists of the following:

                  R&R Holdings, Inc. a)                            $ 1,387,830
                  Chaslav Radovich b)                                   62,500
                  Other officers/executives c)                         146,459
                                                                   -----------
                                                                   $ 1,596,789


a) On January 1, 2001, the Company entered into a consulting contract with R&R Development, Inc. DBA R&R Holdings, Inc. ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate shall increase to $135,000 per year when and if the Company completes a merger with a public shell company. R&R is also a shareholder of the Company. As of September 30, 2004, the Company had accrued $276,142 of consulting fees relating to this agreement.

R&R advances the Company cash from time to time. As of September 30, 2004, the Company owed R&R $840,357 related to these advances. The Company has accrued interest on these advances at a rate of 10% per annum. Accrued interest at September 30, 2004 related to these advances totaled $79,184.

In September 2003, R&R advanced the Company an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide the Company with additional financing with regard to the InnoFood transaction. Accrued interest at September 30, 2004 related to this advance was $22,147.

b) The Company currently owes its Chief Executive Officer $62,500 in past due compensation. During the three months ended June 30, 2004, the Company's Chief Executive Officer was issued 107,901 shares of the Company's common stock in satisfaction of $154,500 of past due compensation plus interest. The Company is accruing salary to its CEO at an annual rate of $125,000.

c) The Company currently owes other current and former executives a total of $146,459 in past due compensation.


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

The Company also entered into a registration rights agreement whereby the Company agreed to file a valid registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Convertible Debentures and Debenture Warrants. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative fair value of the warrants has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the principal amount of the funding for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At September 30, 2004, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of approximately $138,000.

Per the terms of the note agreement, in the event of default, the Company is subject to accrue interest at a default rate of 18% from the date of the default. In addition, the Company is obligated to remit 125% of the outstanding note balance upon the acceleration of repayment by the holder. As of September 30, 2004, Company had accrued interest of $114,805 related to this convertible note payable.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the six months ended September 30, the increase of the relative fair value of the warrants was $27,736. The relative fair value of the warrants was $82,371 as of September 30, 2004.

This convertible debenture is presented in the accompanying balance sheet as a current liability as the Company has not made required interest payment on this convertible debenture which is an event of default that give the holder the right to call the convertible debenture.




A rollforward of the convertible note payable is as follows:

Balance, March 31, 2004                                       $         107,863
Conversions into equity                                                       -
Amortization of discounts                                               492,137
                                                              -----------------
Balance, September 30, 2004                                   $         600,000
                                                              =================

During the three months ended September 30, 2004, the Company fully amortized the debt discount associated with the $600,000 convertible note payable due to the lawsuit filed by the holder of the convertible note payable. See Note 10.

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

If the Company does not file such an effective registration statement within 30 days of the closing date, or October 25, 2003, the Company is subject to penalties as follows: 1% of the value of the shares and the warrants paid by the purchaser for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At September 30, 2004, the Company has not filed such a registration statement and accordingly is currently subject to a penalty of $230,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the six months ended September 30, 2004, the increase of the relative fair value of the warrants was $27,183. The relative fair value of the warrants was $59,767 as of September 30, 2004.

As of September 30, 2004, there was $75,000 of dividends in arrears related to the 1,000 share of convertible preferred stock.

NOTE 7 - COMMON STOCK

During the six months ended September 30, 2004 the Company issued common stock for the following:

     o 170,000 shares valued at $314,500 related to a Forbearance Agreement related to the convertible note payable;

     o    92,489 shares valued at $110,109 for consulting services;

     o 371,317 shares valued at $594,107 for the conversion of certain accounts payable and amount payable to related parties and;

     o 857,143 shares valued at $1,500,000 for the conversion of notes payable and accrued interest.

During the three months ended September 30, 2004, the Company issued 3,350,000 options to consultants with a weighted average exercise price of $1.74. The options vest over a period ranging from immediately to three years. The fair value of these options amounted to $1,931,820 which is being amortized to expense over the vesting period of the options. During the three months ended September 30, 2004, the Company recognized an expense of $507,186 related to these options.


NOTE 8 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company entered into agreements with Gene Pharmaceuticals, LLC ("GP LLC") to purchase certain patents and other assets. The Company previously had valued the patents based on the present value of the minimum contractual obligations using a 6% discount rate. Per the December 19, 2002 agreement, the Company issued to GP LLC 2,000,000 shares of the Company's common stock in exchange for the minimum contractual payments. At this time the Company valued the transaction based on the deemed current value of the Company's common stock, which resulted in the Company increasing the carrying value of the patents by $1,658,378. At the time the Company's stock was not publicly traded so the Company valued its stock at $2.00 per share which was the most recent price that the Company had sold shares for cash. After this increase in the value of patents, the patents carrying value was $3,905,832. At March 31, 2003, the patents were appraised at $3,850,000 which resulted in the Company writing down the value of the patents by $55,832.

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

The effects of the restatement as of September 30, 2003 and six months ended September 30, 2003 are as follows:

                                               AS PREVIOUSLY
                                                   FILED          AS RESTATED

   Patents                                    $     3,850,000  $      1,125,466
   Accumulated amortization of patents        $             -  $        235,962
   Total Stockholders' equity (deficit)       $     2,761,471  $      (199,025)
   Net loss                                   $   (1,090,415)  $    (1,134,068)




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

NOTE 10 - SUBSEQUENT EVENTS

On November 8, 2004, the Gryphon Master Fund, LP filed a lawsuit against the Company in United States District Court, Northern District of Texas, Dallas Division. The lawsuit seeks repayment of the $600,000 convertible note payable, accrued interest on the convertible note payable, penalties for failing to register the shares underlying the conversion of the convertible note payable, attorney fees and court costs. As of September 30, 2004, the Company has accrued $1,257,805 related to this matter.

Subsequent to September 30, 2004, the Company issued 329,758 shares of its common stock to consultants for services.

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

OVERVIEW

BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St Petka, Inc. On May 4, 2001, St Petka, Inc. formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp. ("TTAC"), a wholly owned subsidiary formed for the purpose of acquiring BG. TTAC is the wholly owned subsidiary of the registrant, formerly Togs for Tykes, Inc. and most recently, BioGentech Corp. On July 6, 2004, BioGentech Corp. changed its name to Cobalis Corp. As allowed under SFAS 141, "Business Combinations" ("SFAS 141"), we designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,732,705 shares of $0.001 par value stock) will be exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of Cobalis Corp. common stock. At the date of the transaction, we had 5,532,000 shares of common stock outstanding of which 4,500,000 will be cancelled as part of the transaction leaving 23,864,708 shares outstanding.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $1,945,191 for the six months ended September 30, 2004 and as of September 30, 2004, we had a working capital deficit of $2,999,824 and a stockholder deficit of $3,024,885. In addition, as of September 30, 2004, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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


LIQUIDITY AND CAPITAL RESOURCES

We had a cash and cash equivalents of $31,164 at September 30, 2004. We also had $1,508 in prepaid and other current assets and $5,903 in inventory making our total current assets at September 30, 2004 equal to $38,575. We also had the following long term assets: $53,940 in debt issue costs; $53,583 in property and equipment, net, $5,019 in net website development costs, and $707,397 represented by net value of our patents, $40,000 in deposits. Our total assets as of September 30, 2004 were $898,514.

Our total current liabilities were $3,038,399 at September 30, 2004, which was represented by accounts payable of $261,472 and accrued expenses of $840,778, due to related parties of $1,596,789, warrant liability of $197,057, and convertible note payable of $142,303, net of a discount of $457,697. Our liabilities exceeded our assets by $2,139,885 as of September 30, 2004.

We have financed our operations primarily through cash generated from related party debt financing and from the private placement sales of equity securities, as well as issuing a convertible debenture. During the six months ended September 30, 2004, we received an additional $353,000 from a related party and issued 371,317 shares of our common stock as payment for certain accounts payable and past due salaries to certain related parties.

Our cash used in investing activities was $3,532 for the six months ended September 30, 2004, as compared to $1,990,000 for the same period ended in 2003, a decrease of $1,986,468. In 2003, we made an acquisition deposit of $1,970,000 related to our InnoFood acquisition.

Our net cash provided by financing activities was $337,500 for the six months ended September 30, 2004 compared to $2,604,100 for the same period in 2003. The decrease of $2,266,600 is primarily due to the proceeds received in 2003 from the sale a preferred stock, convertible debentures and notes payable. There were no such issuances in 2004.

RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

We entered into agreements with Gene Pharmaceuticals, LLC, ("GP LLC") to purchase certain patents and other assets. We previously had valued the patents based on the present value of the minimum contractual obligations using a 6% discount rate. Per the December 19, 2002 agreement, we issued to GP LLC 2,000,000 shares of our common stock in exchange for the minimum contractual payments. At that time we valued the transaction based on the deemed current value of our common stock, which resulted in us increasing the carrying value of the patents by $1,658,378. At the time our stock was not publicly traded so we valued our stock at $2.00 per share which was the most recent price that we sold shares for cash. After this increase in the value of patents, the patents carrying value was $3,905,832. At March 31, 2003, the patents were appraised at $3,850,000 which resulted in us writing down the value of the patents by $55,832.

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

The effects of the restatement as of September 30, 2003 and six months ended September 30, 2003 are as follows:

                                                 As previously
                                                    filed         As restated

    Patents                                    $     3,850,000  $    1,125,466
    Accumulated amortization of patents        $             -  $      235,962
    Total Stockholders' equity (deficit)       $     2,761,471  $    (199,025)
    Net loss                                   $   (1,090,415)  $  (1,134,068)



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues and Cost of Sales

We had no significant revenues for the three months ended September 30, 2004 and September 30, 2003 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net revenues were $120 less $1,810 for cost of sales for a gross loss of $1,690 for the three months ended September 30, 2004 as compared net sales of $1,476 less $39 for cost of sales for a gross profit of $1,437 for the restated three months ended September 30, 2003.

Operating Expenses

Our operating expenses for the three months ended September 30, 2004 were $896,706 compared to $411,983 for the three months ended September 30, 2003. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the three months ended September 30, 2004, this amount was represented by $20,973 in depreciation and amortization, $724,069 in professional fees, $47,391 in salary and wages, $35,458 in rent expense, $10,895 in marketing and promotions, and $57,920 in other operating expenses, as compared to the three months ended September 30, 2003, where we had $27,075 in depreciation and amortization, $91,798 in professional fees, $145,733 in salary and wages, $31,094 in rent expense, $9,278 in marketing and promotions, and $107,005 in other operating expenses. Our operating expenses increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 principally as a result of the increase in professional fees.

Interest expense and financing costs for the three months ended September 30, 2004 were $368,522 compared to $48,569 for the three months ended September 30, 2003. The significant increase is due to the interest on the convertible note payable, the demand note payable and the advances from related parties. In addition, the amortization of debt issue costs and debt discounts and penalties for not registering shares underlying the conversion of the convertible note payable and convertible preferred stock.

The change in the fair value in the warrant liability relates to the increase in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the increase of our stock price, the fair value of these warrants has increased resulting in the increase of the warrant liability.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

REVENUES AND COST OF SALES

We had no significant revenues for the six months ended September 30, 2004 and September 30, 2003 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net revenues were $479 less $2,930 for cost of sales for a gross loss of $2,451 for the six months ended September 30, 2004 as compared net sales of $3,163 less $478 for cost of sales for a gross profit of $2,685 for the restated six months ended September 30, 2003.

OPERATING EXPENSES

Our operating expenses for the six months ended September 30, 2004 were $1,317,930 compared to $1,081,235 for the six months ended September 30, 2003. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the six months ended September 30, 2004, this amount was represented by $41,947 in depreciation and amortization, $937,028 in professional fees, $122,895 in salary and wages, $67,644 in rent expense, $11,793 in marketing and promotions, and $136,623 in other operating expenses, as compared to the six months ended September 30, 2003, where we had $54,151 in depreciation and amortization, $190,321 in professional fees, $385,420 in salary and wages, $51,823 in rent expense, $192,354 in marketing and promotions, and $207,166 in other operating expenses. Our operating expenses increased during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003 principally as a result of the increase in professional fees.

Interest expense and financing costs for the six months ended September 30, 2004 were $569,891 compared to $55,518 for the six months ended September 30, 2003. The significant increase is due to the interest on the convertible note payable, the demand note payable and the advances from related parties. In addition, the amortization of debt issue costs and debt discounts and penalties for not registering shares underlying the conversion of the convertible note payable and convertible preferred stock.

The change in the fair value in the warrant liability relates to the increase in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the increase of our stock price, the fair value of these warrants has increased resulting in the decrease of the warrant liability.

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

As of September 30, 2004, we had a cash of $31,164. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistin (TM) application to the United States FDA and execute a marketing launch of the PreHistin (TM) product. We will also need to raise funds to execute studies for the further development of the PreHistin (TM) product line and to complete the acquisition of additional products. Along with our investment bankers, we plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

Other than the research and development related to our PreHistin (TM) product, we do not plan to engage in any other research and development unless we are able to raise additional funds. We do anticipate the purchase of significant equipment within the next 12 months for our PreHistin (TM) product. We do not anticipate any significant hiring over the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

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


Part II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On November 8, 2004, the Gryphon Master Fund, LP filed a lawsuit against us in United States District Court, Northern District of Texas, Dallas Division. The lawsuit seeks repayment of the $600,000 convertible note payable, accrued interest on the convertible note payable, penalties for failing to register the shares underlying the conversion of the convertible note payable, attorney fees and court costs. As of September 30, 2004, we have accrued $1,257,805 related to this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, we issued the following shares of our common stock:


     o 857,143 shares to James Hammer for the conversion of notes payable and accrued interest valued at $1,500,000 or $1.75 per shares .

     o 3,350,000 options to purchase shares of our common stock to consultants with a weighted average exercise price of $1.74. The options vest over a period ranging from immediately to three years. The fair value of these options amounted to $1,931,820 which is being amortized to expense over the vesting period of the options. During the three months ended September 30, 2004, we recognized an expense of $507,186 related to these options. The options vesting periods range from immediately to three years.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We are currently in default on terms of our $600,000 convertible note payable to Gryphon Master Fund LP, dated September 8, 2003, for failing to register the shares underlying the conversion.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS


------------------- ------------------------------------------------------------
    REGULATION
    S-B NUMBER                 EXHIBIT
------------------- ------------------------------------------------------------
       3.1          Articles of Incorporation (1)
------------------- ------------------------------------------------------------
      3.1.1         Certificate of Amendment to Articles of Incorporation (1)
------------------- ------------------------------------------------------------
      3.1.2         Certificate of Amendment to Articles of Incorporation (2)
------------------- ------------------------------------------------------------
      3.1.3         Certificate of Amendment to Articles of Incorporation (3)
------------------- ------------------------------------------------------------
       3.2          Bylaws (1)
------------------- ------------------------------------------------------------
       4.1          Convertible Note with Gryphon Master Fund LP (4)
------------------- ------------------------------------------------------------
       10.1         Asset Purchase Agreement between BioGentec Inc., (fka St.
                    Petka, Inc.) and Gene Pharmaceuticals, LLC, (fka Allergy Limited, LLC,) as amended (4)
------------------- ------------------------------------------------------------
       31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company (5)
------------------- ------------------------------------------------------------
       32.1 Section 906 Certification by Chief Executive Officer and Chief Financial Officer (5)
------------------- ------------------------------------------------------------
 (1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB filed on February 8, 2002.
 (2) Incorporated by reference to the exhibits to the registrant's information statement on schedule 14C filed on June 10, 2003.
 (3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed July 8, 2004.
 (4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended March 31, 2004.
 (5)  Included herein.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COBALIS CORP.



November 24, 2004          By:  / s/ Chaslav Radovich
                              ---------------------------------------------
                              Chaslav Radovich
                              Principal Executive Officer, President,
                              Treasurer, Secretary, Director