Form 10QSB/A
period 2004-09-30
Cobalis Corp
filed 2004-12-09
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1
(Mark One)


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 23, 2004 - 23,040,415 shares of common stock.

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





EXPLANATORY NOTE

Cobalis Corp. is filing this amendment to its quarterly report on Form 10-QSB for the quarter ended September 30, 2004 to reflect the restatement of certain previously reported information. The Form 10Q-SB was initially filed on November 24, 2004 prior to the completion of the review of our independent registered public accounting firm. Portions of Part I, Item 1 "Financial Statements" and
Part I, Item 2 "Management's Discussion and Analysis or Plan of Operations", and
Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds", have been amended to reflect this restatement. The remaining information in this amended Form 10-QSB has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period which this Form 10-QSB relates. Additional information relating to the restatement is contained in Note 11 of the notes to the Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                        September 30,
                                                                             2004
                                                                       -----------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $        31,164
     Prepaid expenses and other current assets                                  1,508
     Inventory                                                                  5,903

                                                                       ---------------
TOTAL CURRENT ASSETS                                                           38,575

DEBT ISSUE COSTS                                                               53,940
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $58,475             53,583
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $29,588           5,019
PATENTS, net of accumulated amortization of $197,918                          707,397
DEPOSIT                                                                        40,000

                                                                       ---------------
TOTAL ASSETS                                                           $      898,514
                                                                       ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                  $      406,782

     Accrued expenses                                                         950,019

     Due to related parties                                                 1,596,789
     Warrant liability                                                        197,057
     Convertible note payable, net of discount of $0                          600,000

                                                                       ---------------
TOTAL CURRENT LIABILITIES                                                   3,750,647


CONVERTIBLE PREFERRED STOCK (dividends on arrears of $75,000)                 885,000

COMMITMENTS AND CONTINGENCIES                                                       -

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 22,710,657 shares issued and outstanding                    22,711
     Additional paid-in capital                                             8,753,788
     Deficit accumulated during the development stage                     (12,513,632)
                                                                       ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                (3,737,133)
                                                                       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $      898,514
                                                                       ===============








See accompanying notes to the consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                            CUMULATIVE FROM
                                                      THREE MONTHS ENDED          SIX MONTHS ENDED           NOVEMBER 21,
                                                  SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,  2000 (INCEPTION) TO
                                                     2004          2003          2004          2003         SEPTEMBER 30, 2004
                                                  ------------  ------------  ------------  -----------     ----------------
                                                                 (as restated)             (as restated)

NET SALES                                         $       120   $     1,476 $         479   $    3,163      $         5,634

COST OF SALES                                           1,810            39         2,930          478               31,772
                                                  ------------  ------------  ------------  -----------     ----------------
GROSS PROFIT (LOSS)                                    (1,690)        1,437        (2,451)       2,685              (26,138)
                                                  ------------  ------------  ------------  -----------     ----------------

OPERATING EXPENSES:


    Professional fees                                 730,501        91,798       943,460      190,321            2,896,554

    Salary and wages                                   47,391       145,733       122,895      385,420            1,824,589
    Rent expense                                       35,458        31,094        67,644       51,823              350,903
    Marketing and promotions                           10,895         9,278        11,793      192,354              410,587
    Depreciation and amortization                      20,973        27,075        41,947       54,151              389,390
    Impairment expense                                      -             -             -            -            2,331,522
    Other operating expenses                           57,920       107,005       136,623      207,166              827,810
                                                  ------------  ------------  ------------  -----------     ----------------

TOTAL OPERATING EXPENSES                              903,138       411,983     1,324,362    1,081,235            9,031,355
                                                  ------------  ------------  ------------  -----------     ----------------
LOSS FROM OPERATIONS                                 (904,828)     (410,546)   (1,326,813)  (1,078,550)          (9,057,493)

OTHER INCOME (EXPENSE)
    Interest expense and financing costs             (826,219)      (48,569)   (1,027,588)     (55,518)          (2,725,561)
    Change in fair value of warrant liability        (125,397)            -       (54,919)           -              154,422
                                                  ------------  ------------  ------------  -----------     ----------------
TOTAL OTHER INCOME (EXPENSE)                         (951,616)      (48,569)   (1,082,507)     (55,518)          (2,571,139)
                                                  ------------  ------------  ------------  -----------     ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (1,856,444)     (459,115)   (2,409,320)  (1,134,068)         (11,628,632)

PROVISION FOR INCOME TAXES                                  -             -             -            -                    -
                                                  ------------  ------------  ------------  -----------     ----------------

NET LOSS                                           (1,856,444)     (459,115)   (2,409,320)  (1,134,068)         (11,628,632)

PREFERRED STOCK DIVIDENDS                              18,750       885,000        37,500      885,000              960,000
                                                  ------------  ------------  ------------  -----------     ----------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS        $(1,875,194)  $(1,344,115)  $(2,446,820)  $(2,019,068)    $   (12,588,632)
                                                  ============  ============  ============  ===========     ================

NET LOSS PER SHARE:
    BASIC AND DILUTED                             $     (0.09)  $     (0.06)  $     (0.11)  $    (0.10)     $         (0.68)
                                                  ============  ============  ============  ===========     ================

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                              21,814,842    20,842,273    21,529,330   20,327,134           18,600,074
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


                                                                                                            DEFICIT
                                                                                                           ACCUMULATED    TOTAL
                                                                                   ADDITIONAL              DURING THE  STOCKHOLDERS'
                                                                COMMON STOCK        PAID-IN      DEFERRED  DEVELOPMENT   EQUITY
                                                               SHARES     AMOUNT    CAPITAL    COMPENSATION   STAGE     (DEFICIT)
                                                              ---------  --------- -----------  ----------- ---------- -----------
Balance at inception (November 21, 2000)                              -  $       -  $        -  $         - $        - $         -
Issuance of founder's shares in exchange
  for property and equipment                                 16,300,000     16,300           -            -          -      16,300
Issuance of common stock for cash - November 2000 @ $1.00        30,000         30      29,970            -          -      30,000
Issuance of common stock for cash - December 2000 @ $1.00        15,000         15      14,985           -          -      15,000
Issuance of common stock for cash - February 2001 @ $1.00        12,000         12      11,988           -          -      12,000
Issuance of common stock for cash - March 2001 @ $1.00          125,000        125     124,875           -          -     125,000
Issuance of common stock for services - March 2001 @ 1.00       $10,000         10       9,990           -          -      10,000
Contributed capital                                                   -          -      62,681           -          -      62,681
Net loss for the period from inception                                                                                          -
  (November 21, 2000) to March 31, 2001                               -          -           -           -   (223,416)   (223,416)
                                                              ---------  --------- -----------  ----------- ---------- -----------

Balance at March 31, 2001, as restated                       16,492,000     16,492     254,489           -   (223,416)     47,565

Issuance of common stock for cash - April 2001 @ $1.00           10,000         10       9,990           -          -      10,000
Issuance of common stock for telephone equipment -
  April 2001 @ $1.00                                              6,750          7       6,743           -          -       6,750
Issuance of common stock for cash - May 2001 @ $1.00             11,000         11      10,989           -          -      11,000
Issuance of common stock for website development -
  May 2001 @ $1.00                                               17,000         17      16,983           -          -      17,000
Issuance of common stock for legal services -
  May 2001 @ $1.00                                                1,000          1         999           -          -       1,000
Issuance of common stock for cash - June 2001 @ $1.00            23,500         24      23,476           -          -      23,500
Issuance of common stock for cash - July 2001 @ $1.00            20,000         20      19,980           -          -      20,000
Issuance of common stock for cash - August 2001 @ $1.00          25,000         25      24,975           -          -      25,000
Issuance of common stock for services, related party -
  September 2001 @ $1.00                                         65,858         66      65,792           -          -      65,858
Issuance of common stock for cash - September 2001 @ $1.00       15,000         15      14,985           -          -      15,000
Issuance of common stock for services -
September 2001 @ $1.00                                           11,000         11      10,989           -          -      11,000
Issuance of stock options for services - September 2001               -          -      32,000           -          -      32,000
Issuance of common stock for cash - October 2001 @ $1.00          5,000          5       4,995           -          -       5,000
Issuance of common stock for cash - December 2001 @ $1.00        30,000         30      29,970           -          -      30,000
Issuance of common stock for services -
  December 31, 2001 @ $1.00                                      33,000         33      32,967           -          -      33,000
Issuance of common stock for services, related party -
  December 2001 @ $1.00                                         117,500        118     117,382           -          -     117,500
Issuance of common stock for prepaid advertising -
  December 2001 @ $1.00                                          15,600         15      15,585           -          -      15,600
Issuance of common stock for property and equipment -
  January 2002 @ $3.00                                            1,000          1       2,999           -          -       3,000
Issuance of common stock for services, related party -
  January 2002 @ $1.00                                           33,000         33      32,967           -          -      33,000
Issuance of common stock for cash - February 2002 @ $2.00        20,000         20      39,980           -          -      40,000
Issuance of common stock for cash - March 2002 @ $2.00           12,500         12      24,988           -          -      25,000
Contributed capital                                                   -          -     211,269           -          -     211,269
Deferred compensation                                                 -          -           -     (60,108)         -     (60,108)
Net loss                                                              -          -           -           -   (1,144,249)(1,144,249)
                                                              ---------  ---------  ----------  ----------  ---------  ----------

Balance at March 31, 2002, as restated                       16,965,708     16,966   1,005,492     (60,108)  (1,367,665) (405,315)

Issuance of common stock for services - April 2002 @ $2.00        3,000          3       5,997           -          -       6,000
Issuance of common stock for cash - April 2002 @ $1.00           10,000         10       9,990           -          -      10,000
Issuance of common stock for cash - April 2002 @ $2.00           17,500         17      34,983           -          -      35,000
Issuance of common stock for cash - May 2002 @ $1.00             10,000         10       9,990           -          -      10,000
Issuance of common stock for cash - May 2002 @ $2.00             16,000         16      31,984           -          -      32,000
Issuance of stock options for services - May 2002                     -          -     350,000           -          -     350,000
Contributed capital - bonus expense                                   -          -      50,000           -          -      50,000
Issuance of common stock for cash - June 2002 @ $1.00             5,000          5       4,995           -          -       5,000
Issuance of common stock for cash - June 2002 @ $2.00             5,000          5       9,995           -          -      10,000
Issuance of common stock for cash - July 2002 @ $1.00             5,000          5       4,995           -          -       5,000
Issuance of common stock for cash - August 2002 @ $2.00          10,000         10      19,990           -          -      20,000
Issuance of common stock for cash - September 2002 @ $.200       10,000         10      19,990           -          -      20,000
Issuance of stock options below fair market value -
November 2002                                                         -          -     250,000    (250,000)         -           -
Issuance of common stock for conversion of note -
December 2002 @ $2.00                                            50,000         50      99,950           -          -     100,000
Issuance of common stock for cash - December 2002 @ $2.00        20,000         20      39,980           -          -      40,000
Issuance of common stock for services - December 2002 @ $2.0    15,0000         15      29,985           -          -      30,000
Issuance of common stock for patents - December 2002 @ $2.00  2,000,000      2,000   1,285,917           -          -   1,287,917
Contributed capital                                                                    292,718           -          -     292,718
Issuance of common stock for exercise of options -
December 2002                                                   574,028        574     574,602           -          -     574,602
Deferred compensation                                                                               60,108                 60,108
Contributed capital                                                                      5,000           -          -       5,000
Issuance of common stock for services - January 2003                                    25,000           -          -      25,000
Issuance of common stock for cash February 2003 @ $2.00          11,500         12      22,988           -          -      23,000
Issuance of common stock for cash March 2003 @ $2.00              5,000          5       9,995           -          -      10,000
Deferred compensation                                                                               54,000          -      54,000
Net loss                                                              -                      -             (2,148,008) (2,148,008)
                                                              ---------  --------- -----------  ----------- ---------- -----------
Balance at March 31, 2003, as restated                       19,732,708     19,733   4,193,962    (196,000)  (3,515,673)  502,022

Issuance of common stock for cash April 2003 @ $2.00             70,000         70     139,930           -          -     140,000
Issuance of common stock for cash May 2003 @ $2.00               30,000         30      59,970           -          -      60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")          1,032,000      1,032    (101,032)          -          -    (100,000)
Issuance of common stock for penalties  January 2004 @ $2.00    135,000        135     377,865           -          -     378,000
Issuance of common stock for services February 2004 @ $2.00     100,000        100     219,900           -          -     220,000
Issuance of common stock for services February 2004 @ $2.00      20,000         20      36,980           -          -      37,000
Value of beneficial converstion feature of convertible
  debenture issued in September 2003                                                   346,870           -          -     346,870
Fair value allocated to warrant liability for detachable
  warrants issued with preferred stock                                                (181,849)          -          -    (181,849)
Dividend on preferred stock                                                            885,000           -   (885,000)          -
Deferred compensation                                                                              196,000          -     196,000
Net loss                                                                                                 - (5,703,639) (5,703,639)
                                                              ---------  --------- -----------  ----------- ---------- -----------

Balance at March 31, 2004                                    21,119,708     21,120   5,977,596           -(10,104,312) (4,105,596)

Issuance of common stock for penalties  May 2004 @
#1.85 (unaudited)                                               170,000        170     314,330           -          -     314,500
Issuance of common stock for services June 2004 @
$1.75 (unaudited)                                                10,000         10      17,490           -          -      17,500
Issuance of common stock for conversion of debt
June 2004 @ $1.60 (unaudited)                                   371,317        371     593,736           -          -     594,107
Issuance of common stock for services July 2004 @
$1.35 (unaudited)                                                 7,489          8      10,101                             10,109
Issuance of common stock for services July 2004 @
$1.10 (unaudited)                                                75,000         75      82,425                             82,500

Issuance of common stock for services August 2004 @
$0.75 (unaudited)                                               100,000        100      74,900                             75,000
Conversion of debt to common stock September 2004 @
$1.75 (unaudited)                                               857,143        857   1,499,143                          1,500,000
Fair value of warrants issued to consultants (unaudited)                               184,067                            184,067
                                                                                                                               -
Net loss (unaudited)                                                                                       (2,409,320)(2,409,320)

                                                              ---------  ---------  ----------  ---------   ---------   ---------
Balance at September 30, 2004 (unaudited)                    22,710,657  $  22,711  $8,753,788  $       - $(12,513,632) $(3,737,133)
                                                              =========  =========  ==========  =========   =========   ==========










See accompanying notes to the consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        CUMULATIVE FROM
                                                               SIX MONTHS ENDED          NOVEMBER 21,
                                                         SEPTEMBER 30,   SEPTEMBER 30,  2000 (INCEPTION) TO
                                                            2004            2003        SEPTEMBER 30, 2004
                                                        ------------- ---------------- -----------------
                                                                        (as restated)
CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                             $ (2,409,320) $    (1,134,068) $    (11,628,632)

   Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense                   41,947           54,151           394,610

      Common stock issued for services                       185,109                -           749,467

      Common stock issued for penalty                        314,500                -           692,500
      Change in value of warrant liability                    54,919          (48,203)         (154,422)
      Amortization of debt issue costs                        13,942            2,319            29,560
      Exercise of stock options for services                       -                -            26,960
      Amortization of discounts on notes                     492,137           14,347           790,128

      Issuance of stock options for services                 184,067                -           591,067

      Capital contribution - bonus (related party)                 -                -            50,000
      Amortization of prepaid advertising                          -                -            15,600
      Amortization of deferred compensation                        -          168,000           250,000
      Discount on common stock issued for settlement of debt       -                -            50,000
      Impairment expense                                           -                -         2,331,522
   Changes in assets and liabilities:                                                                 -
    Prepaid expenses and other assets                         10,111            1,793            (1,508)
    Inventory                                                      -               97               347
    Accounts payable                                         294,827          233,362           815,172

    Accrued expenses                                         287,935                -         1,235,019

    Amounts due to related parties                           150,841          164,936         1,327,214
                                                        ------------- ---------------- -----------------
Net cash used in operating activities                       (378,985)        (543,266)       (2,435,396)
                                                        ------------- ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              -          (19,550)          (86,007)
   Increase in patent costs                                        -                -           (24,711)
   Change in restricted cash                                       -                -                 -
   Merger fees and costs                                           -                -                 -
   Increase in acquisition deposits                                -       (1,970,000)       (2,220,000)
   Increase in other deposits                                      -                -           (40,000)
   Increase in capitalized website                            (3,532)            (450)          (18,097)
                                                        ------------- ---------------- -----------------
Net cash used in investing activities                         (3,532)      (1,990,000)       (2,388,815)
                                                        ------------- ---------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Payment on contract                                             -                -          (161,000)
   Proceeds from advances - related party                    353,000          525,400         1,184,007
   Proceeds from issuance of notes payable                         -        1,016,500         1,215,000
   Proceeds from sale of common stock                              -          200,000           806,500
   Proceeds from sale of preferred stock                           -          885,000           885,000
   Proceeds from convertible debenture                             -                -           600,000
   Capital contribution                                            -                -           571,668
   Payment of debt issue costs                                     -                -           (83,500)
   Payments on advances - related party                      (15,500)         (22,800)         (162,300)
                                                        ------------- ---------------- -----------------
Net cash provided by financing activities                    337,500        2,604,100         4,855,375
                                                        ------------- ---------------- -----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          (45,017)          70,834            31,164

CASH AND CASH EQUIVALENTS, Beginning of period                76,181            2,290                 -
                                                        ------------- ---------------- -----------------

CASH AND CASH EQUIVALENTS, End of period                $     31,164  $        73,124  $         31,164
                                                        ============= ================ =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                        $          -  $             -  $              -
                                                        ============= ================ =================
   Income taxes paid                                    $          -  $             -  $              -
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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,409,320 for the six months ended September 30, 2004 and as of September 30, 2004, the Company had a working capital deficit of $3,712,072 and a stockholder deficit of $3,737,133. In addition, as of September 30, 2004, the Company has not developed a substantial source of revenue. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


The pro forma information regarding the effects on operations that is required by SFAS 123 and SFAS 148 are not presented since there is no pro forma expense to be shown for the three months and six months ended September 30, 2004 and 2003.

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 5,594,167 and 1,344,167 common equivalent shares outstanding related to the options and warrants at September 30, 2004 and 2003, respectively. In addition, as of September 30, 2004, 716,667 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.



NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2004 consisted of the following:

           Furniture and fixtures                                 $     71,500
           Office equipment                                             40,558
                                                                  -------------
                                                                       112,058
           Less accumulated depreciation and amortization              (58,475)
                                                                  -------------

                                                                  $     53,583
NOTE 4 - DUE TO RELATED PARTIES

Due to related parties at September 30, 2004 consists of the following:


           R&R Holdings, Inc. and affiliate a)                    $  1,387,830

           Chaslav Radovich b)                                          62,500
           Other officers/executives c)                                146,459
                                                                  ------------
                                                                  $  1,596,789



a) On January 1, 2001, the Company entered into a consulting contract with R&R Development, Inc. DBA R&R Holdings, Inc. and its affiliate ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate was increased to $135,000 per year. R&R is also a shareholder of the Company. As of September 30, 2004, the Company had accrued $276,142 of consulting fees relating to this agreement.

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

Since the intrinsic value of the beneficial conversion feature and relative fair value of the warrants exceeds the proceeds of the convertible preferred stock, the amount of the discount assigned to the beneficial conversion feature and warrants is limited to the amount of the proceeds of the convertible preferred stock. The discount was recorded as a preferred stock dividend at the date of issuance. The Company recognized $885,000 of preferred dividends related to the discount.

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

     o    192,489 shares valued at $185,109 for consulting services;

     o 371,317 shares valued at $594,107 for the conversion of certain accounts payable and amount payable to related parties and;

     o 857,143 shares valued at $1,500,000 for the conversion of notes payable and accrued interest.


During the three months ended September 30, 2004, the Company issued 3,050,000 warrants to consultants with a weighted average exercise price of $1.74. The warrants vest over a period ranging from immediately to three years. The fair value of these warrants amounted to $1,364,037 which is being amortized to expense over the terms of the consulting agreements. During the three months ended September 30, 2004, the Company recognized an expense of $184,067 related to these warrants.

In addition, the Company entered into a consulting agreement and agreed to issue to the consultant 100,000 share on each of the following dates: August 1, 2004 (included in the 192,489 above), February 1, 2005 and July 31, 2005. The Company also agreed to issue to this consultant 200,000 warrants with an exercise price of $1.75 per share on each of the following dates: November 1, 2004, May 1, 2005 and July 31, 2005. At September 30, 2004, the Company has recognized a liability of $109,241 related to these unissued shares and warrants.


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


The effects of the restatement as of September 30, 2003 and the three and six months ended September 30, 2003 are as follows:

                                                                 AS PREVIOUSLY
                                                                     FILED          AS RESTATED

   Patents                                                      $     3,850,000  $      1,125,466
   Accumulated amortization of patents                          $             -  $        235,962
   Total Stockholders' equity (deficit)                         $     2,761,471  $      (199,025)
   Net loss for the three months ended September 30, 2003       $     (437,289)  $      (459,115)
   Net loss for the six months ended September 30, 2003         $   (1,090,415)  $    (1,134,068)



NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


(material omitted)

In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs -- An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the consolidated financial statements.



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

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)



NOTE 11  - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The Company has restated its previously reported Consolidated Balance Sheet as of September 30, 2004, and its Consolidated Statements of Operations for the three months and six months ended September 30, 2004, Consolidated Statements of Stockholders' Deficit for the period from November 21, 2000 (inception) to September 30, 2004 and the Consolidated Statement of Cash Flows for the six months ended September 30, 2004 for the following:

     o    issuance of 100,000 shares to a consultant;
     o value of shares of common stock and warrants that will be issued to a consultant per a consulting agreement; and
     o amortizing the fair value of warrants issued to consultants during the three months ended September 30, 2004 over the life of the respective consulting agreements rather than over the vesting periods of the respective warrant grants.

The effects of these adjustments resulted in 1) a decrease in the net loss previously reported of $138,878 for the three and six months ended September 30, 2004; 2) an increase in accrued expenses of $109,241, 3) increase of common stock of $100; 4) a decrease of additional paid in capital of $248,219; 5) a decrease of deficit accumulated during development stage of $138,878.

The Company filed its previous Form 10-QSB on November 24, 2004 prior to its registered public accounting firm completing their review.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $2,409,320 for the six months ended September 30, 2004 and as of September 30, 2004, we had a working capital deficit of $3,712,072 and a stockholder deficit of $3,737,133. In addition, as of September 30, 2004, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Our total current liabilities were $3,750,647 at September 30, 2004, which was represented by accounts payable of $406,782 and accrued expenses of $950,019, due to related parties of $1,596,789, warrant liability of $197,057, and convertible note payable of $600,000. Our liabilities exceeded our assets by $2,852,133 as of September 30, 2004.

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


The effects of the restatement as of September 30, 2003 and the three and six months ended September 30, 2003 are as follows:

                                                                                   AS PREVIOUSLY
                                                                                       FILED          AS RESTATED

         Patents                                                                  $     3,850,000  $      1,125,466
         Accumulated amortization of patents                                      $             -  $        235,962
         Total Stockholders' equity (deficit)                                     $     2,761,471  $      (199,025)
         Net loss for the three months ended September 30, 2003                   $     (437,289)  $      (459,115)
         Net loss for the six months ended September 30, 2003                     $   (1,090,415)  $    (1,134,068)


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

OPERATING EXPENSES

Our operating expenses for the three months ended September 30, 2004 were $903,138 compared to $411,983 for the three months ended September 30, 2003. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the three months ended September 30, 2004, this amount was represented by $20,973 in depreciation and amortization, $730,501 in professional fees, $47,391 in salary and wages, $35,458 in rent expense, $10,895 in marketing and promotions, and $57,920 in other operating expenses, as compared to the three months ended September 30, 2003, where we had $27,075 in depreciation and amortization, $91,798 in professional fees, $145,733 in salary and wages, $31,094 in rent expense, $9,278 in marketing and promotions, and $107,005 in other operating expenses. Our operating expenses increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 principally as a result of the increase in professional fees.

Interest expense and financing costs for the three months ended September 30, 2004 were $826,219 compared to $48,569 for the three months ended September 30, 2003. The significant increase is due to the interest on the convertible note payable, the demand note payable and the advances from related parties. In addition, the amortization of debt issue costs and debt discounts and penalties for not registering shares underlying the conversion of the convertible note payable and convertible preferred stock. Also, during the three months ended September 30, 2004, we fully amortized the debt discount associated with the $600,000 convertible note payable due to the lawsuit filed by the holder of the convertible note payable.

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

OPERATING EXPENSES

Our operating expenses for the six months ended September 30, 2004 were $1,324,362 compared to $1,081,235 for the six months ended September 30, 2003. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the six months ended September 30, 2004, this amount was represented by $41,947 in depreciation and amortization, $943,460 in professional fees, $122,895 in salary and wages, $67,644 in rent expense, $11,793 in marketing and promotions, and $136,623 in other operating expenses, as compared to the six months ended September 30, 2003, where we had $54,151 in depreciation and amortization, $190,321 in professional fees, $385,420 in salary and wages, $51,823 in rent expense, $192,354 in marketing and promotions, and $207,166 in other operating expenses. Our operating expenses increased during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003 principally as a result of the increase in professional fees.

Interest expense and financing costs for the six months ended September 30, 2004 were $1,027,588 compared to $55,518 for the six months ended September 30, 2003. The significant increase is due to the interest on the convertible note payable, the demand note payable and the advances from related parties. In addition, the amortization of debt issue costs and debt discounts and penalties for not registering shares underlying the conversion of the convertible note payable and convertible preferred stock. Also, during the three months ended September 30, 2004, we fully amortized the debt discount associated with the $600,000 convertible note payable due to the lawsuit filed by the holder of the convertible note payable.

The change in the fair value in the warrant liability relates to the increase in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the increase of our stock price, the fair value of these warrants has increased resulting in the decrease of the warrant liability.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next 12 months, we plan to continue moving forward with the Phase III clinical trials of our allergy prevention product, PreHistin (TM), followed immediately by submission of an application to the FDA for marketing approval of PreHistin (TM) as an over the counter ("OTC") allergy medication. We hope to receive approval from the FDA in early 2006, enabling our US marketing launch of the product for the spring 2006 allergy season.

While continuing with the US FDA approval process, we are working to finalize the international launch strategy in the primary global markets. Discussions are progressing with potential joint venture partners for marketing, manufacturing, regulatory approval and distribution throughout the world, the most advanced of which are with companies in Australia, Japan and Canada.

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

Other than the research and development related to our PreHistin (TM) product, we do not plan to engage in any other research and development unless we are able to raise additional funds. We do not anticipate the purchase of significant equipment within the next 12 months for our PreHistin (TM) product. We do not anticipate any significant hiring over the next 12 months.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, we issued the following shares of our common stock:


     o    100,000 shares to Marinko Vekovic for services valued at $75,000

     o    75,000 shares to Equity Media Ltd. for services valued at $82,500

     o 857,143 shares to James Hammer for the conversion of notes payable and accrued interest valued at $1,500,000 or $1.75 per shares .

     o 3,050,000 warrants to purchase shares of our common stock to consultants with a weighted average exercise price of $1.74. The warrants vest over a period ranging from immediately to three years. The fair value of these warrants amounted to $1,364,037 which is being amortized to expense over the terms of the consulting agreements. During the three months ended September 30, 2004, we recognized an expense of $184,067 related to these warrants. The warrants vesting periods range from immediately to three years.

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

                              COBALIS CORP.



December 9, 2004         By:  / s/ Chaslav Radovich
                              ---------------------------------------------
                              Chaslav Radovich
                              Principal Executive Officer, President,
                              Treasurer, Secretary, Director