Form 10QSB
period 2004-12-31
Cobalis Corp
filed 2005-02-22
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 9, 2005 - 23,410,341 shares of common stock


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  COBALIS CORP.
                                      Index

                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION                                               2

Item 1.  Financial Statements                                                2

         Consolidated Balance Sheet as of December 31, 2004 (unaudited)      2

         Consolidated Statements of Operations for the
         three and nine months ended December 31, 2004 and 2003 (unaudited)  3

         Consolidated Statements of Stockholders' Deficit for the
         nine months ended December 31, 2004 (unaudited)                     4

         Consolidated Statements of Cash Flows for the
         nine months ended December 31, 2004 and 2003 (unaudited)            5
         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis or Plan of Operations         14

Item 3.  Controls and Procedures                                            20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Other Information                                                  21

Item 6.  Exhibits                                                           21

SIGNATURES                                                                  22

                                        2
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                             DECEMBER 31,
                                                                                 2004
                                                                           ---------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $       17,532
                                                                           ---------------
TOTAL CURRENT ASSETS                                                               17,532

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $63,481                 50,138
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $32,133               2,475
PATENTS, net of accumulated amortization of $211,385                              693,930
DEPOSIT                                                                            40,000
                                                                           ---------------
TOTAL ASSETS                                                               $      804,075
                                                                           ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                      $      577,497
     Accrued expenses                                                           1,912,860
     Due to related parties                                                     2,218,006
     Warrant liability                                                             55,271
     Convertible note payable                                                     600,000
                                                                           ---------------
TOTAL CURRENT LIABILITIES                                                       5,363,634

CONVERTIBLE PREFERRED STOCK (dividends on arrears of $93,750)                     885,000

COMMITMENTS AND CONTINGENCIES                                                           -

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value; 50,000,000 shares
        authorized; 23,159,091 shares issued and outstanding                       23,159
     Additional paid-in capital                                                 9,977,744
     Deficit accumulated during the development stage                         (15,445,462)
                                                                           ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                    (5,444,559)
                                                                           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $      804,075
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

                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                                                            CUMULATIVE FROM
                                                      THREE MONTHS ENDED          NINE MONTHS ENDED           NOVEMBER 21,
                                                   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,  2000 (INCEPTION) TO
                                                     2004          2003          2004          2003         DECEMBER 31, 2004
                                                  ------------  ------------  ------------  -----------     ----------------
                                                               (as restated)                (as restated)
NET SALES                                         $         -   $       181   $       479   $     3,344      $         5,634

COST OF SALES                                               -             -         2,930           478               31,772
                                                  ------------  ------------  ------------  -----------     ----------------
GROSS PROFIT (LOSS)                                         -           181        (2,451)        2,866              (26,138)
                                                  ------------  ------------  ------------  -----------     ----------------

OPERATING EXPENSES:
    Professional fees                               1,662,139        66,844     2,605,599       257,165            4,558,693
    Salary and wages                                   55,136       317,128       178,031       702,548            1,879,725
    Rent expense                                       32,729        41,728       100,373        93,551              383,632
    Marketing and research                            974,128        24,600       985,921       216,954            1,384,715
    Depreciation and amortization                      21,018        26,606        62,965        80,757              410,408
    Impairment expense                                      -             -             -             -            2,331,522
    Other operating expenses                          119,741        36,794       256,364       243,960              947,551
                                                  ------------  ------------  ------------  -----------     ----------------
TOTAL OPERATING EXPENSES                            2,864,891       513,700     4,189,253     1,594,935           11,896,246
                                                  ------------  ------------  ------------  -----------     ----------------

LOSS FROM OPERATIONS                               (2,864,891)     (513,519)   (4,191,704)   (1,592,069)         (11,922,384)

OTHER INCOME (EXPENSE)
    Interest expense and financing costs             (208,725)     (176,356)   (1,236,313)     (231,874)          (2,934,286)
    Change in fair value of warrant liability         141,786             -        86,867             -              296,208
                                                  ------------  ------------  ------------  -----------     ----------------
TOTAL OTHER INCOME (EXPENSE)                          (66,939)     (176,356)   (1,149,446)     (231,874)          (2,638,078)
                                                  ------------  ------------  ------------  -----------     ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (2,931,830)     (689,875)   (5,341,150)   (1,823,943)         (14,560,462)

PROVISION FOR INCOME TAXES                                  -             -             -             -                    -
                                                  ------------  ------------  ------------  -----------     ----------------

NET LOSS                                           (2,931,830)     (689,875)   (5,341,150)   (1,823,943)         (14,560,462)

PREFERRED STOCK DIVIDENDS                              18,750        18,750        56,250       903,750              978,750
                                                  ------------  ------------  ------------  -----------     ----------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS        $(2,950,580)  $  (708,625)  $(5,397,400)  $(2,727,693)   $     (15,539,212)
                                                  ============  ============  ============  ===========     ================

NET LOSS PER SHARE:
    BASIC AND DILUTED                             $     (0.13)  $     (0.03)  $     (0.25)  $    (0.13)    $          (0.82)
                                                  ============  ============  ============  ===========     ================

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                              23,012,243    20,811,708    22,025,432   20,453,977           18,870,687
                                                  ============  ============  ============  ===========     ================





See accompanying notes to the consolidated financial statements.

                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit
     For the Period From November 21, 2000 (inception) to December 31, 2004

                                                                                                             Deficit
                                                                                                            accumulated    Total
                                                                                    Additional              during the stockholders'
                                                                    Common stock     paid-in     Deferred   development   equity
                                                                 Shares      Amount  capital   compensation   stage      (deficit)
                                                               ---------  --------- ----------- ----------- ----------  ------------
Balance at inception (November 21, 2000)                               -  $       - $         - $         - $        -  $         -
Issuance of founder's shares in exchange
  for property and equipment                                  16,300,000     16,300           -           -          -       16,300
Issuance of common stock for cash - November 2000 @ $1.00         30,000         30      29,970           -          -       30,000
Issuance of common stock for cash - December 2000 @ $1.00         15,000         15      14,985           -          -       15,000
Issuance of common stock for cash - February 2001 @ $1.00         12,000         12      11,988           -          -       12,000
Issuance of common stock for cash - March 2001 @ $1.00           125,000        125     124,875           -          -      125,000
Issuance of common stock for services - March 2001 @ $1.00        10,000         10       9,990           -          -       10,000
Contributed capital                                                    -          -      62,681           -          -       62,681
Net loss for the period from inception                                                                                            -
  (November 21, 2000) to March 31, 2001                                -          -           -           -   (223,416)    (223,416)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2001, as restated                        16,492,000     16,492     254,489           -   (223,416)      47,565

Issuance of common stock for cash - April 2001 @ $1.00            10,000         10       9,990           -          -       10,000
Issuance of common stock for telephone equipment -
  April 2001 @ $1.00                                               6,750          7       6,743           -          -        6,750
Issuance of common stock for cash - May 2001 @ $1.00              11,000         11      10,989           -          -       11,000
Issuance of common stock for website development -
  May 2001 @ $1.00                                                17,000         17      16,983           -          -       17,000
Issuance of common stock for legal services -
  May 2001 @ $1.00                                                 1,000          1         999           -          -        1,000
Issuance of common stock for cash - June 2001 @ $1.00             23,500         24      23,476           -          -       23,500
Issuance of common stock for cash - July 2001 @ $1.00             20,000         20      19,980           -          -       20,000
Issuance of common stock for cash - August 2001 @ $1.00           25,000         25      24,975           -          -       25,000
Issuance of common stock for services, related party -
  September 2001 @ $1.00                                          65,858         66      65,792           -          -       65,858
Issuance of common stock for cash - September 2001 @ $1.00        15,000         15      14,985           -          -       15,000
Issuance of common stock for services - September 2001 @1.00      11,000         11      10,989           -          -       11,000
Issuance of stock options for services - September 2001                -          -      32,000           -          -       32,000
Issuance of common stock for cash - October 2001 @ $1.00           5,000          5       4,995           -          -        5,000
Issuance of common stock for cash - December 2001 @ $1.00         30,000         30      29,970           -          -       30,000
Issuance of common stock for services -
  December 31, 2001 @ $1.00                                       33,000         33      32,967           -          -       33,000
Issuance of common stock for services, related party -
  December 2001 @ $1.00                                          117,500        118     117,382           -          -      117,500
Issuance of common stock for prepaid advertising -
  December 2001 @ $1.00                                           15,600         15      15,585           -          -       15,600
Issuance of common stock for property and equipment -
  January 2002 @ $3.00                                             1,000          1       2,999           -          -        3,000
Issuance of common stock for services, related party -
  January 2002 @ $1.00                                            33,000         33      32,967           -          -       33,000
Issuance of common stock for cash - February 2002 @ $2.00         20,000         20      39,980           -          -       40,000
Issuance of common stock for cash - March 2002 @ $2.00            12,500         12      24,988           -          -       25,000
Contributed capital                                                    -          -     211,269           -          -      211,269
Deferred compensation                                                  -          -           -     (60,108)         -      (60,108)
Net loss                                                               -          -           -           - (1,144,249)  (1,144,249)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2002, as restated                        16,965,708     16,966   1,005,492     (60,108)(1,367,665)    (405,315)

Issuance of common stock for services - April 2002 @ $2.00         3,000          3       5,997           -          -        6,000
Issuance of common stock for cash - April 2002 @ $1.00            10,000         10       9,990           -          -       10,000
Issuance of common stock for cash - April 2002 @ $2.00            17,500         17      34,983           -          -       35,000
Issuance of common stock for cash - May 2002 @ $1.00              10,000         10       9,990           -          -       10,000
Issuance of common stock for cash - May 2002 @ $2.00              16,000         16      31,984           -          -       32,000
Issuance of stock options for services - May 2002                      -          -     350,000           -          -      350,000
Contributed capital - bonus expense                                    -          -      50,000           -          -       50,000
Issuance of common stock for cash - June 2002 @ $1.00              5,000          5       4,995           -          -        5,000
Issuance of common stock for cash - June 2002 @ $2.00              5,000          5       9,995           -          -       10,000
Issuance of common stock for cash - July 2002 @ $1.00              5,000          5       4,995           -          -        5,000
Issuance of common stock for cash - August 2002 @ $2.00           10,000         10      19,990           -          -       20,000
Issuance of common stock for cash - September 2002 @ $2.00        10,000         10      19,990           -          -       20,000
Issuance of stock options below fair market value -
November 2002                                                          -          -     250,000    (250,000)         -            -
Issuance of common stock for conversion of note -
December 2002 @ 2.00                                              50,000         50      99,950           -          -      100,000
Issuance of common stock for cash - December 2002 @ $2.00         20,000         20      39,980           -          -       40,000
Issuance of common stock for services - December 2002 @ 2.00      15,000         15      29,985           -          -       30,000
Issuance of common stock for patents - December 2002 $2.00     2,000,000      2,000   1,285,917           -          -    1,287,917
Contributed capital                                                                     292,718           -          -      292,718
Issuance of common stock for exercise of options -
December 2002                                                    574,000        574     574,000           -          -      574,602
Deferred compensation                                                                                60,108                  60,108
Contributed capital                                                                       5,000           -          -        5,000
Issuance of common stock for services - January 2003                                     25,000           -          -       25,000
Issuance of common stock for cash February 2003 @ $2.00           11,500         12      22,988           -          -       23,000
Issuance of common stock for cash March 2003 @ $2.00               5,000          5       9,995           -          -       10,000
Deferred compensation                                                                                54,000          -       54,000
Net loss                                                                                                  - (2,148,008)  (2,148,008)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2003, as restated                        19,732,708     19,733   4,193,962    (196,000)(3,515,673)     502,022

Issuance of common stock for cash April 2003 @ $2.00              70,000         70     139,930           -          -      140,000
Issuance of common stock for cash May 2003 @ $2.00                30,000         30      59,970           -          -       60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")           1,032,000      1,032    (101,032)          -          -     (100,000)
Issuance of common stock for penalties  January 2004
@ $2.80                                                          135,000        135     377,865           -          -      378,000
Issuance of common stock for services February 2004
@ $2.20                                                          100,000        100     219,900           -          -      220,000
Issuance of common stock for services February 2004
@ $1.85                                                           20,000         20      36,980           -          -       37,000
Value of beneficial converstion feature of convertible
  debenture issued in September 2003                                                    346,870           -          -      346,870
Fair value allocated to warrant liability for detachable
  warrants issued with preferred stock                                                 (181,849)          -          -     (181,849)
Dividend on preferred stock                                                             885,000           -   (885,000)           -
Deferred compensation                                                                         -     196,000          -      196,000
Net loss                                                                                      -             (5,703,639)  (5,703,639)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2004                                     21,119,708     21,120   5,977,596           -(10,104,312)  (4,105,596)

Issuance of common stock for penalties May 2004
@ $1.85 (unaudited)                                              170,000        170     314,330           -          -      314,500
Issuance of common stock for services June 2004
@ $1.75 (unaudited)                                               10,000         10      17,490           -          -       17,500
Issuance of common stock for conversion of debt
June 2004 @1.60 (unaudited)                                      371,317        371     593,736           -          -      594,107
Issuance of common stock for services July 2004
@ $1.35 (unaudited)                                                7,489          8      10,101                              10,109
Issuance of common stock for services July 2004
@ $1.10 (unaudited)                                               75,000         75      82,425                              82,500
Issuance of common stock for services August 2004
@ $0.75 (unaudited)                                              100,000        100      74,900                              75,000
Conversion of debt to common stock September 2004
@ $1.75 (unaudited)                                              857,143        857   1,499,143                           1,500,000
Issuance of common stock for services October 2004
@ $2.20 (unaudited)                                                4,758          5      10,463                              10,468
Issuance of common stock for services October 2004
@ $2.55 (unaudited)                                              375,000        375     955,875                             956,250
Issuance of common stock for services December 2004
@ $1.45 (unaudited)                                                5,000          5       7,245                               7,250
Issuance of common stock for services December 2004
@ 1.30(unaudited)                                                 63,676         63      82,715                              82,778
Fair value of warrants issued to consultants (unaudited)                                351,725                             351,725
                                                                                                                                  -
Net loss (unaudited)                                                                                        (5,341,150)  (5,341,150)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at December 31, 2004 (unaudited)                      23,159,091  $  23,159 $ 9,977,744 $        - $(15,445,462)$(5,444,559)
                                                               =========  ========= =========== =========== ==========  ============





See accompanying notes to the consolidated financial statements.

                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           CUMULATIVE FROM
                                                                 NINE MONTHS ENDED          NOVEMBER 21,
                                                            DECEMBER 31,    DECEMBER 31,   2000 (INCEPTION) TO
                                                              2004             2003        SEPTEMBER 30, 2004
                                                           ------------   ---------------  ----------------
                                                                           (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (5,341,150)  $    (1,823,943) $    (14,560,462)
   Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense                      62,964            80,757           415,627
      Common stock issued for services                        1,241,855                 -         1,806,213
      Common stock issued for penalty                           314,500                 -           692,500
      Change in value of warrant liability                      (86,867)             (452)         (296,208)
      Amortization of debt issue costs                           67,882             9,278            83,500
      Exercise of stock options for services                          -                 -            26,960
      Amortization of discounts on notes                        492,137           130,198           790,128
      Issuance of stock options for services                    351,725                 -           758,725
      Capital contribution - bonus (related party)                    -                 -            50,000
      Amortization of prepaid advertising                             -                 -            15,600
      Amortization of deferred compensation                           -           196,000           250,000
      Discount on common stock issued for settlement of debt          -                 -            50,000
      Impairment expense                                              -                 -         2,331,522
   Changes in assets and liabilities:                                                                     -
    Prepaid expenses and other assets                            11,619             1,697                 -
    Inventory                                                     5,903                97             6,250
    Accounts payable                                            465,542           362,704           985,887
    Accrued expenses                                          1,250,776                 -         2,197,860
    Amounts due to related parties                              372,226           204,907         1,548,599
                                                           ------------   ---------------  ----------------
Net cash used in operating activities                          (790,888)         (838,757)       (2,847,299)
                                                           ------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (1,561)          (19,550)          (87,568)
   Increase in patent costs                                           -                 -           (24,711)
   Increase in acquisition deposits                                   -        (2,220,000)       (2,220,000)
   Increase in other deposits                                         -                 -           (40,000)
   Increase in capitalized website                               (3,532)             (450)          (18,097)
                                                           ------------   ---------------  ----------------
Net cash used in investing activities                            (5,093)       (2,240,000)       (2,390,376)
                                                           ------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on contract                                                -                 -          (161,000)
   Proceeds from advances - related party                       752,832           525,400         1,583,839
   Proceeds from issuance of notes payable                            -         1,576,500         1,215,000
   Proceeds from sale of common stock                                 -           200,000           806,500
   Proceeds from sale of preferred stock                              -           885,000           885,000
   Proceeds from convertible debenture                                -                 -           600,000
   Capital contribution                                               -                 -           571,668
   Payment of debt issue costs                                        -                 -           (83,500)
   Payments on advances - related party                         (15,500)          (82,300)         (162,300)
                                                           ------------   ---------------  ----------------
Net cash provided by financing activities                       737,332         3,104,600         5,255,207
                                                           ------------   ---------------  ----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             (58,649)           25,843            17,532

CASH AND CASH EQUIVALENTS, Beginning of period                   76,181             2,290                 -
                                                           ------------   ---------------  ----------------

CASH AND CASH EQUIVALENTS, End of period                   $     17,532   $        28,133  $         17,532
                                                           ============   ===============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                           $          -   $             -  $              -
                                                           ============   ===============  ================
   Income taxes paid                                       $          -   $             -  $              -
                                                           ============   ===============  ================







See accompanying notes to the consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year ending March 31, 2005.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $5,341,150 for the nine months ended December 31, 2004 and as of December 31, 2004, the Company had a working capital deficit of $5,346,102 and a stockholder deficit of $5,444,559. In addition, as of December 31, 2004, the Company has not developed a substantial source of revenue. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The pro forma information regarding the effects on operations that is required by SFAS 123 and SFAS 148 are not presented since there is no pro forma expense to be shown for the three months and nine months ended December 31, 2004 and 2003.


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 5,594,167 and 1,150,000 common equivalent shares outstanding related to the options and warrants at December 31, 2004 and 2003, respectively. In addition, as of December 31, 2004, 716,667 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.


NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2004 consisted of the following:

                  Furniture and fixtures                            $    71,500
                  Office equipment                                       42,119
                                                                    ------------
                                                                        113,619
                  Less accumulated depreciation and amortization        (63,481)
                                                                    ------------

                                                                    $    50,138

NOTE 4 - DUE TO RELATED PARTIES

Due to related parties at December 31, 2004 consists of the following:

                  R&R Holdings, Inc. and affiliate a)               $ 1,952,797
                  Chaslav Radovich b)                                    93,750
                  Other officers/executives c)                          171,459
                                                                    -----------
                                                                    $ 2,218,006


a) On January 1, 2001, the Company entered into a consulting contract with R&R Development, Inc. DBA R&R Holdings, Inc. and its affiliate, Silver Mountain Promotions, Inc. ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate was increased to $135,000 per year. R&R is also a shareholder of the Company and the controlling shareholder of R&R is Mr. Radul "Rudy" Radovich, the Company's Chairman. As of December 31, 2004, the Company had accrued $309,892 of consulting fees relating to this agreement.

R&R advances the Company cash from time to time. As of December 31, 2004, the Company owed R&R $1,340,011 related to these advances. The Company has accrued interest on these advances at a rate of 10% per annum. Accrued interest at December 31, 2004 related to these advances totaled $106,439.

In September 2003, R&R advanced the Company an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide the Company with additional financing with regard to the InnoFood transaction. Accrued interest at December 31, 2004 related to this advance was $26,455.

b) The Company currently owes its Chief Executive Officer $93,750 in past due compensation. During the three months ended June 30, 2004, the Company's Chief Executive Officer was issued 107,901 shares of the Company's common stock in satisfaction of $154,500 of past due compensation plus interest. The Company is accruing salary to its CEO at an annual rate of $125,000.

c) The Company currently owes other current and former executives $58,334 and $113,125, respectively, in past due compensation.


NOTE 5 - CONVERTIBLE NOTE PAYABLE

In September 2003, the Company sold a $600,000, three-year, 8% convertible note payable to Gryphon Master Fund, LP, which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share. This price is subject to adjustment should the Company issue shares of its common stock at a price less than $1.75 per share. The convertible note payable was sold with detachable three-year warrants to purchase 90,000 shares of the Company's common stock at $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

The Company also entered into a registration rights agreement whereby the Company agreed to file a valid registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Convertible Debentures and Debenture Warrants. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative fair value of the warrants has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the principal amount of the funding for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At December 31, 2004, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of approximately $174,000.

Per the terms of the note agreement, in the event of default, the Company is subject to accrue interest at a default rate of 18% from the date of the default. In addition, the Company is obligated to remit 125% of the outstanding note balance upon the acceleration of repayment by the holder. As of December 31, 2004, Company had accrued interest of $142,027 related to this convertible note payable.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the nine months ended December 31, the decrease of the relative fair value of the warrants was $44,844. The relative fair value of the warrants was $37,527 as of December 31, 2004.

This convertible debenture is presented in the accompanying balance sheet as a current liability as the Company has not made required interest payment on this convertible debenture which is an event of default that give the holder the right to call the convertible debenture.

A rollforward of the convertible note payable is as follows:

Balance, March 31, 2004                                       $         107,863
Conversions into equity                                                       -
Amortization of discounts                                               492,137
                                                              -----------------
Balance, December 31, 2004                                    $         600,000
                                                              =================

During the three months ended September 30, 2004, the Company fully amortized the debt discount associated with the $600,000 convertible note payable due to the lawsuit filed by the holder of the convertible note payable. See Note 10.

NOTE 6 - CONVERTIBLE PREFERRED STOCK

In September 2003, the Company sold 1,000 shares of its 7.5% convertible preferred stock to Gryphon Master Fund, LP for $1,000,000, less direct issuance costs of $115,000, which were netted against the proceeds of the offering. The Convertible Preferred Stock carries voting rights equivalent to the number of shares of common stock into which it can be converted, and has liquidation preference of $1,000 per share. The Convertible Preferred Stock is convertible into shares of the Company's common stock at the initial conversion price of $2.40 per share. This price is subject to change should the Company issue shares of its common stock at a price less than $1.75 per share. Included with the Convertible Preferred Stock were detachable three-year warrants to purchase 104,167 shares of the Company's common stock at the price of $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

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

If the Company does not file such an effective registration statement within 30 days of the closing date, or October 25, 2003, the Company is subject to penalties as follows: 1% of the value of the shares and the warrants paid by the purchaser for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At December 31, 2004, the Company has not filed such a registration statement and accordingly is currently subject to a penalty of $290,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the nine months ended December 31, 2004, the decrease of the relative fair value of the warrants was $42,023. The relative fair value of the warrants was $17,744 as of December 31, 2004.

As of December 31, 2004, there was $93,750 of dividends in arrears related to the 1,000 share of convertible preferred stock.


NOTE 7 - COMMON STOCK

During the nine months ended December 31, 2004 the Company issued common stock for the following:

     o 170,000 shares valued at $314,500 related to a Forbearance Agreement related to the convertible note payable;

     o    640,923 shares valued at $1,241,855 for consulting services;

     o 371,317 shares valued at $594,107 for the conversion of certain accounts payable and amount payable to related parties and;

     o 857,143 shares valued at $1,500,000 for the conversion of notes payable and accrued interest.

During the three months ended September 30, 2004, the Company issued 3,050,000 warrants to consultants with a weighted average exercise price of $1.74. The warrants vest over a period ranging from immediately to three years. The fair value of these warrants amounted to $1,364,037 which is being amortized to expense over the terms of the consulting agreements. During the nine months ended December 31, 2004, the Company recognized an expense of $351,725 related to these warrants.

In addition, the Company entered into a consulting agreement and agreed to issue to the consultant 100,000 share on each of the following dates: August 1, 2004 (included in the 640,923 above), February 1, 2005 and July 31, 2005. The Company also agreed to issue to this consultant 200,000 warrants with an exercise price of $1.75 per share on each of the following dates: November 1, 2004, May 1, 2005 and July 31, 2005. At December 31, 2004, the Company has recognized a liability of $188,873 related to these unissued shares and warrants.


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

The effects of the restatement as of December 31, 2003 and the three and nine months ended December 31, 2003 are as follows:

                                                                AS PREVIOUSLY
                                                                    FILED          AS RESTATED
     Patents                                                   $     3,850,000  $      1,125,466
     Accumulated amortization of patents                       $             -  $        257,789
     Total Stockholders' equity (deficit)                      $     2,102,673  $      (879,650)
     Net loss for the three months ended December 31, 2003     $     (686,798)  $      (708,625)
     Net loss for the nine months ended December 31, 2003      $   (2,662,213)  $    (2,727,693)


NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 152, entitled Accounting for Real Estate Time-Sharing Transactions -- An Amendment of FASB Statements No. 66 and
67. SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the consolidated financial statements as the Company has not granted any equity instruments to employees.

NOTE 10 - LITIGATION

Gryphon Master Fund, LP v. Cobalis Corp.
----------------------------------------

On November 8, 2004, the Gryphon Master Fund, LP filed a lawsuit against the Company in United States District Court, Northern District of Texas, Dallas Division. The lawsuit seeks repayment of the $600,000 convertible note payable, accrued interest on the convertible note payable, penalties for failing to register the shares underlying the conversion of the convertible note payable, attorney fees and court costs. As of December 31, 2004, the Company has accrued $1,381,027 related to this matter.

Burkett v. Cobalis, et al.
--------------------------

On January 5, 2005, Linda Burkett filed a complaint in the Superior Court of Orange County, California against, among others, Cobalis Corp. and Innofood. Cobalis Corp. was included as a defendant in the following causes of action:
Breach of Contract; Money Lent; Money Had and Received; Conversion; Fraud; and Negligent Misrepresentation. In essence, Ms. Burkett is claiming that she "loaned" all named defendants $200,000 and that the funds were never paid back. It appears that the funds were sent directly to Innofood and that Cobalis Corp. was added as a defendant under the theory that Cobalis Corp. somehow allegedly benefited from the funds. Ms. Burkett is claiming various damages, including, but not limited to, repayment of funds, interest and related economic damages. Cobalis Corp. intends to vigorously defend the lawsuit if it is not able to favorably resolve this matter. Cobalis Corp. is currently attempting to negotiate a favorable resolution.

Gemini Partners, Inc. v. Cobalis Corp.
--------------------------------------

On or about December 8, 2004, Gemini Partners, Inc., filed a complaint in the Superior Court of Orange County, California, against Cobalis Corp. for Breach of Contract, Promissory Estoppel, Common Counts and Quantum Meruit. Gemini Partners, Inc., is claiming that Cobalis Corp. failed and refused to pay for services related to Cobalis Corp.'s patent valuation. On or about January 27, 2005, Gemini Partners, Inc., filed a Request for Default claiming that Cobalis Corp. had not responded to the complaint within the statutorily allotted period. It is unclear whether the default was entered. Gemini Partners is claiming damages in an amount less than $25,000. Cobalis Corp. intends to take appropriate action to protect its rights. The Company has accrued $25,000 in the accompanying consolidated balance sheet related to this matter.

Lease Dispute
-------------

In March 2003, the Company vacated its office space. The landlord then filed suit against the Company in the County of Orange, Superior Court of California, for unpaid rent. The Company believes that the landlord breached the agreement and, as such, the Company does not believe it owes any unpaid rent. The landlord holds a sufficient security deposit to cover the disputed amount. The landlord also recently obtained a writ of attachment in the amount of $58,840. The Company has accrued a liability of $60,000 for potential unfavorable outcome.

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

OVERVIEW

BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St Petka, Inc. On May 4, 2001, St Petka, Inc. formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp. ("TTAC"), a wholly owned subsidiary formed for the purpose of acquiring BG. On July 6, 2004, BioGentech Corp. changed its name to Cobalis Corp. As allowed under SFAS 141, "Business Combinations" ("SFAS 141"), we designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,732,705 shares of $0.001 par value stock) were exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of Cobalis Corp. common stock. This transaction was consummated with the filing of the Articles of Merger with the State of Nevada on July 2, 2003. BG shareholders then effectively controlled approximately 95% of the issued and outstanding common stock of Cobalis. Since the shareholders of BG obtained control of Cobalis, according to SFAS 141, this acquisition was treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $5,341,150 for the nine months ended December 31, 2004 and as of December 31, 2004, we had a working capital deficit of $5,346,102 and a stockholder deficit of $5,444,559. In addition, as of December 31, 2004, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are currently attempting to raise additional debt and equity financing for operating purposes. We require substantial capital to pursue our operating strategy, which includes commercialization of our products, and we currently have limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, we will be dependent upon external sources of financing.

There can be no assurances that sufficient financing will be available on terms acceptable to us, or at all. If we are unable to obtain such financing, we will be forced to scale back operations, which could have an adverse effect on our financial condition and results of operations.


CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily valuation of patent costs and stock-based compensation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Estimate of Litigation-based Liability. We are a defendant in certain claims and litigation in the ordinary course of business. We accrue liabilities relating to these lawsuits on a case-by-case basis. We generally accrue attorney fees and interest in addition to the liability being sought. Liabilities are adjusted on a regular basis as new information becomes available. We consult with our attorneys to determine the viability of an expected outcome. The actual amount paid to settle a case could differ materially from the amount accrued.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $17,532 at December 31, 2004. Our total current assets at December 31, 2004 were equal to $17,532. We also had the following long term assets: $50,138 in property and equipment, net, $2,475 in net website development costs, and $693,930 represented by net value of our patents, $40,000 in deposits. Our total assets as of December 31, 2004 were $804,075.

Our total current liabilities were $5,363,634 at December 31, 2004, which was represented by accounts payable of $577,497 and accrued expenses of $1,912,860, due to related parties of $2,218,006, warrant liability of $55,271, and convertible note payable of $600,000. Our liabilities exceeded our assets by $4,559,559 as of December 31, 2004.

We have financed our operations primarily through cash generated from related party debt financing and from the private placement sales of equity securities, as well as issuing a convertible debenture. During the nine months ended December 31, 2004, we received an additional $752,832 from a related party and issued 371,317 shares of our common stock as payment for certain accounts payable and past due salaries to certain related parties.

Our cash used in investing activities was $5,093 for the nine months ended December 31, 2004, as compared to $2,240,000 for the same period ended in 2003, a decrease of $2,234,907. In 2003, we made an acquisition deposit of $2,220,000 related to our InnoFood acquisition.

Our net cash provided by financing activities was $737,332 for the nine months ended December 31, 2004 compared to $3,104,600 for the same period in 2003. The decrease of $2,367,268 is primarily due to the proceeds received in 2003 from the sale a preferred stock, convertible debentures and notes payable. There were no such issuances in 2004.

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

The effects of the restatement as of December 31, 2003 and the three and nine months ended December 31, 2003 are as follows:

                                                                       As previously
                                                                           filed          As restated
         Patents                                                      $     3,850,000  $      1,125,466
         Accumulated amortization of patents                          $             -  $        235,962
         Total Stockholders' equity (deficit)                         $     2,761,471  $      (199,025)
         Net loss for the three months ended December 31, 2003        $     (437,289)  $      (459,115)
         Net loss for the nine months ended December 31, 2003         $   (1,090,415)  $    (1,134,068)


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

Revenues and Cost of Sales

We had no significant revenues for the three months ended December 31, 2004 and December 31, 2003 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net revenues were $0 less $0 for cost of sales for a gross loss of $0 for the three months ended December 31, 2004 as compared net sales of $181 less $0 for cost of sales for a gross profit of $181 for the restated three months ended December 31, 2003.

Operating Expenses

Our operating expenses for the three months ended December 31, 2004 were $2,864,891 compared to $513,700 for the three months ended December 31, 2003. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the three months ended December 31, 2004, this amount was represented by $21,018 in depreciation and amortization, $1,662,139 in professional fees, $55,136 in salary and wages, $32,729 in rent expense, $974,128 in marketing and research, and $119,741 in other operating expenses, as compared to the three months ended December 31, 2003, where we had $26,606 in depreciation and amortization, $66,844 in professional fees, $317,128 in salary and wages, $41,728 in rent expense, $24,600 in marketing and promotions, and $36,794 in other operating expenses. Our operating expenses increased during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 principally as a result of the increase in professional fees, which include payments for accounting, legal and shareholder relations and the increase in marketing and research from our Phase III clinical trials. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the date of issuance.

Interest expense and financing costs for the three months ended December 31, 2004 were $208,725 compared to $176,356 for the three months ended December 31, 2003. The increase is due to the interest on the convertible note payable, the demand note payable and the advances from related parties.

The change in the fair value in the warrant liability relates to the decrease in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the decrease of our stock price, the fair value of these warrants has decreased resulting in the decrease of the warrant liability.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2003

Revenues and Cost of Sales

We had no significant revenues for the nine months ended December 31, 2004 and December 31, 2003 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net revenues were $479 less $2,930 for cost of sales for a gross loss of $2,451 for the nine months ended December 31, 2004 as compared net sales of $3,334 less $478 for cost of sales for a gross profit of $2,866 for the restated nine months ended December 31, 2003.

Operating Expenses

Our operating expenses for the nine months ended December 31, 2004 were $4,189,253 compared to $1,594,935 for the nine months ended December 31, 2003. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the nine months ended December 31, 2004, this amount was represented by $62,965 in depreciation and amortization, $2,605,599 in professional fees, $178,031 in salary and wages, $100,373 in rent expense, $985,921 in marketing and promotions, and $256,364 in other operating expenses, as compared to the nine months ended December 31, 2003, where we had $80,757 in depreciation and amortization, $257,165 in professional fees, $702,548 in salary and wages, $93,551 in rent expense, $216,954 in marketing and promotions, and $243,960 in other operating expenses. Our operating expenses increased during the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003 principally as a result of the increase in professional fees, which include payments for accounting, legal and shareholder relations and the increase in marketing and research from our Phase III clinical trials. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the date of issuance.

Interest expense and financing costs for the nine months ended December 31, 2004 were $1,236,313 compared to $231,874 for the nine months ended December 31, 2003. The significant increase is due to the interest on the convertible note payable, the demand note payable and the advances from related parties. In addition, the amortization of debt issue costs and debt discounts and penalties for not registering shares underlying the conversion of the convertible note payable and convertible preferred stock. Also, during the three months ended September 30, 2004, we fully amortized the debt discount associated with the $600,000 convertible note payable due to the lawsuit filed by the holder of the convertible note payable.

The change in the fair value in the warrant liability relates to the decrease in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the decrease of our stock price, the fair value of these warrants has decreased resulting in the decrease of the warrant liability.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next 12 months, we plan to continue moving forward with the Phase III clinical trials of our allergy prevention product, PreHistin (TM), followed immediately by submission of an application to the FDA for marketing approval of PreHistin (TM) as an over the counter ("OTC") allergy medication. We hope to receive approval from the FDA in early 2006, enabling our US marketing launch of the product for the spring 2006 allergy season. We estimate the cost to complete the Phase III clinical trials and the submission of the application to the FDA for marketing approval will be approximately $5 million.

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

As of December 31, 2004, we had a cash of $17,532. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistin (TM) application to the United States FDA and execute a marketing launch of the PreHistin (TM) product. We will also need to raise funds to execute studies for the further development of the PreHistin (TM) product line and to complete the acquisition of additional products. Along with our investment bankers, we plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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


Part II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On November 8, 2004, the Gryphon Master Fund, LP filed a lawsuit against us in United States District Court, Northern District of Texas, Dallas Division. The lawsuit seeks repayment of the $600,000 convertible note payable, accrued interest on the convertible note payable, penalties for failing to register the shares underlying the conversion of the convertible note payable, attorney fees and court costs. As of December 31, 2004, we have accrued $1,381,027 related to this matter.

On January 5, 2005, Linda Burkett filed a complaint in the Superior Court of Orange County, California against, among others, Cobalis Corp. and Innofood. Cobalis Corp. was included as a defendant in the following causes of action:
Breach of Contract; Money Lent; Money Had and Received; Conversion; Fraud; and Negligent Misrepresentation. In essence, Ms. Burkett is claiming that she "loaned" all named defendants $250,000 and that the funds were never paid back. It appears that the funds were sent directly to Innofood and that Cobalis Corp. was added as a defendant under the theory that Cobalis Corp. somehow allegedly benefited from the funds. Ms. Burkett is claiming various damages, including, but not limited to, repayment of funds, interest and related economic damages. Cobalis Corp. intends to vigorously defend the lawsuit if it is not able to favorably resolve this matter. Cobalis Corp. is currently attempting to negotiate a favorable resolution.

On or about December 8, 2004, Gemini Partners, Inc., filed a complaint in the Superior Court of Orange County, California, against Cobalis Corp. for Breach of Contract, Promissory Estoppel, Common Counts and Quantum Meruit. Gemini Partners, Inc., is claiming that Cobalis Corp. failed and refused to pay for services related to Cobalis Corp.'s patent valuation. On or about January 27, 2005, Gemini Partners, Inc., filed a Request for Default claiming that Cobalis Corp. had not responded to the complaint within the statutorily allotted period. It is unclear whether the default was entered. Gemini Partners is claiming damages in an amount less than $25,000. Cobalis Corp. intends to take appropriate action to protect its rights.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2004, we issued the following shares of our unregistered common stock:


     o 100,000 shares to Tejeda & Tejeda, Inc. for services valued at $255,000,

     o    200,000 shares to Basic Investors for services valued at $573,750,

     o    50,000 shares to Sima Zivic for services valued at $127,500,

     o    5,000 shares to David Myering for services valued at $7,250,

     o 55,186 shares to Research Works, Inc. for services valued at $71,742, and

     o    8,490 shares to Omni Capital Corp. for services valued at $11,037.


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

                                COBALIS CORP.



February 21, 2005               By:   / s/ Chaslav Radovich
                                ----------------------------------------------
                                Chaslav Radovich
                                Principal Executive Officer, President,
                                Treasurer, Secretary, Director