Form 10KSB
period 2005-03-31
Cobalis Corp
filed 2005-07-15
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 2005
                               --------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------    -------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 7, 2005 there were 25,279,756 shares of the issuer's $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (X)   No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: $434.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of July 8, 2005, approximately $5,890,114.63.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one): ( ) Yes   (X) No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

We are a development stage company dedicated to the development and commercialization of anti-allergy medications. We anticipate that our initial patented product, PreHistin (TM), will create a unique niche within the allergy relief category. We hope to further our operations by selling our initial product, PreHistin (TM), which we believe can prevent allergy symptoms by mitigating histamines from being over-produced. We hope to obtain the appropriate regulatory approvals and market our product in the United States and abroad, though there is no guarantee that we will be able to do so.

OUR SUBSIDIARY. BioGentec, which has become our wholly-owned subsidiary as described above, was incorporated in Nevada on November 21, 2000. We anticipates that our initial patented product, PreHistin (TM), (formerly Allertin), will create a unique niche within the allergy relief category. In November 2000, BioGentec acquired all the assets of Allergy Limited, LLC, including their intellectual property, which does business as Gene Pharmaceuticals, LLC. Gene Pharmaceuticals, LLC Limited sponsored the clinical research for PreHistin
(TM) formula from 1989 through 2000 and secured the first U.S. patent, in 1992 and BioGentec secured the second U.S. patent in 2001. References herein to our subsidiary may be construed as our activities and operations, in that all of our activities are conducted through this subsidiary.

OUR PRODUCT. We believe that our initial product, PreHistin (TM), is chemically distinct from most allergy medications currently on the market, as it works to prevent allergy symptoms by mitigating histamines from being over-produced, as opposed to conventional of antihistamine products that are reacting to the overproduction. Essentially a "pre-histamine", we believe that PreHistin (TM) will also be differentiated from current allergy medications as it lacks the sedating and other side effect that are common to current medications. PreHistin
(TM) is a preventative system for seasonal and year round allergies, both outdoor (i.e., pollen) and indoor (i.e., dust, pet dander, mold), triggered by the most common allergens. This 21-day regimen of flavored lozenges was demonstrated in clinical studies to have a persistence of effect lasting months.

We believe that effectiveness of PreHistin (TM) is due to modulating the production of immunoglobulin E (IgE) to prevent the immune system from overproducing histamines in reaction to the presence of allergens. By mitigating this process, we expect that the symptoms associated with indoor and outdoor allergies can be prevented from occurring. Effectively, the terminology for this product is "prehistamine". We believe that the products currently addressing allergy relief are virtually all histamine reactive and have varying side effects, which are a source of frustration for allergy sufferers. We believe that PreHistin (TM), a patented and unique cobalamin complex formula, has preventative effectiveness, with no known side effects, has no negative drug interactions and no upper dosage limit. We believe that PreHistin (TM) will be cost competitive relative to the long lasting relief and benefits desired by the vast majority of allergy sufferers.

PreHistin (TM) is an immunomodulation ("anti-IgE") product. Immunoglobulin E
(IgE) is an antibody that mediates allergic diseases such as allergic rhinitis, allergic asthma and atopic dermatitis. In the 1990's, research was completed relative to IgE and allergies/asthma. Using this past research to develop PreHistin (TM), we believe this product will offer the sufferers of allergic rhinitis (airborne allergies) the effectiveness that comes from IgE reduction and histamine production mitigation using a sublingual lozenge, i.e., one that is placed under the tongue to deliver the medication into the body. We believe that behind PreHistin (TM), there is over 25 years of scientific research and testing completed by leading allergists and immunologists. The first of two double blind, placebo-controlled studies required by the FDA was completed and validated the safety and efficacy of this new approach. The protocol for the balance of the Phase III trials has been developed; after we have completed the trials, we will submit our application for FDA over-the-counter medication approval. Domestically, PreHistin (TM) is in Phase III clinical trials as of March 2004. This phase is generally considered the last step in clinical drug development before submission of a New Drug Application (NDA) requesting marketing approval from the FDA and similar regulatory agencies outside the USA. We anticipate that the planned cost of our product to the consumer will be well within the over the counter allergy medication category's acceptable range.

Additionally, we plan to conduct pharmacokinetics and animal studies on the final clinical formulation in Q305.

We have also submitted an Investigational New Drug application (IND) to the FDA which has been assigned the IND number 68,994. The FDA has reviewed our Phase 3 study protocols and indicated that we are "safe to proceed" with the trials. Our regulatory team and our clinical research organization (CRO), CEDRA Clinical Research, of Austin Texas are working with the Division of Pulmonary and Allergy Drug Products at the FDA to complete the Phase 3 study protocol.

As of November 29, 2004, we successfully completed enrollment of 715 patients at 8 clinical investigation sites and have conducted and completed a 6-week Phase III Clinical Study for our product. To ensure statistical validation, the study required the enrollment of a minimum of 624 patients. Under the guidance of Dr. Lyndon Mansfield, our Senior Medical Advisor, the clinical investigators, who are all Board Certified or Fellows in Allergy and Immunology, have conducted a 6-week study of the ability of PreHistin(TM) to mitigate the onset of the symptoms of seasonal allergies. The study is a Phase III, randomized, double-blind, placebo-controlled, parallel group study evaluating patients with moderate to moderately severe allergic rhinitis (hay fever).

In the second quarter of 2005, we anticipate having study results which we will submit to the FDA. Additional research will be conducted prior to our being able to obtain market approval. Following completion of our Phase III Clinical Trials we will seek FDA approval to market PreHistin (TM) as an Over-The-Counter (OTC) medication for pre-seasonal use to mitigate the onset of symptoms of seasonal and perennial allergies. Additionally, we plan to conduct pharmacokinetics and animal studies on the final clinical formulation.

Although we cannot predict with any certainty if or when the studies will be completed (a situation that could negatively impact our ability to earn revenues), we expect that all of the above studies will be essentially completed by the end of the first quarter of 2006. The FDA has the power and authority to halt our clinical trials, in particular if they determine that the patients' safety is at an unjustifiably high risk.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that balance of the required clinical Phase III trials of our product candidates will be completed in or around first quarter of 2006. Failure of the trials can occur as a result of cost overruns or other financial considerations. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

Internationally, we are working through the various regulatory bodies in targeted countries to determine if we will be seeking approval of PreHistin (TM) as an over-the-counter ("OTC") or prescription medication, or approval of Prevahist, a revised formula to be a nutritional supplement.

INVESTIGATIONAL PRODUCT. Cyanocobalamin is a synthetic form of vitamin B12 and one of a class of molecules known as cobalamins. Cobalamins are believed to be the only molecules in the human body that contain cobalt. Cobalt is necessary for all cellular replication. Each active lozenge will contain 3300 ig (3.3 mg) of pharmaceutical grade cyanocobalamin. This Cyanocobalamin, USP is described in the USP, FCC and Pharmacopoeia of Europe. It is shipped from: DSM Nutritional Products, Inc., 45 Waterview Blvd., Parsippany, NJ 07054-1298 USA. See: http://www.nutraaccess.com/productDoc/pds/pds_0429155. pdf for product data sheet. Cyanocobalamin, USP is an FDA approved drug. Cyanocobalamin has a long shelf life, of about 60 months. According to the USDA (US Department of Agriculture) over 49% of all US population is B-12 deficient.

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

OUR SUPPLIERS. We believe that the active ingredients needed to produce our proposed product are readily available through several manufacturers, domestically and internationally, including major pharmaceutical corporations. Aventis Pharma is a primary source for us and we will expect to have a variety of suppliers as we enter various international markets and, should we be able to begin commercial production of our product, we anticipate we will be able to determine the most efficient and cost effective manufacturing source. We do not have a written agreement with Aventis Pharma, however, we believe we would be able to obtain the ingredients needed to produce our product from other sources should Aventis Pharma cease to be a source of ingredients for us.

OUR CHANNELS OF DISTRIBUTION. We do not currently produce or distribute our products for sale; however, once we are able to commence commercial production, we plan to outsource the manufacturing and distribution operations to proven manufacturers and distributors in these areas. Our primary intended distribution strategy is to license the manufacturing and/or distribution to a major US Pharmaceutical Manufacturer, who has a significant existing distribution infrastructure and contracts, and a detail force to efficiently effect widespread coverage to all major retail and independent pharmacies, as well as health-food stores and specialty retailers. We further anticipate the option of using a combination of pharmaceutical wholesalers-distributors as well as selling directly to retailers, depending on the terms of any license agreement secured with a major pharmaceutical marketing partner, particularly those with internal distribution systems. From a sales perspective, we would plan to utilize key sales leaders and to engage a broker network to minimize overhead and gain nationwide coverage from proven sales professionals. We also anticipate that our product will be sold by independent pharmacies through the pharmaceutical wholesalers' networks. We anticipate that internationally, each market and country will be a unique set of logistics, depending on whether that country classifies the product as a supplement or a medicine, whether we are entering the market directly or using a partner (and the extent of the partnership arrangement) and the distinct dynamics of the marketplace.

MANUFACTURING. We have identified and engaged a certified good manufacturing practices ("GMP") manufacturer to produce the Phase III trial medications as well as the first runs of the retail version of the product. The domestic manufacturer selected is FDA approved and able to accommodate the anticipated demand. In addition, we are considering various manufacturers around the world to accommodate demand and/or meet critical regulatory requirements to distribute this product within a given country.

MATERIAL CONTRACTS. In 2000, BioGentec purchased the patent underlying our principal product (formerly known as "Immun-Eeze"), along with pending international patent applications, and certain other tangible assets and related trademarks, copyrights and customer lists from Gene Pharmaceuticals, LLC, (controlled by the managing member Ernest Armstrong, who is also a director and Vice President of Business Development at Cobalis), for minimum royalty payments plus royalties tied to future sales. In August 2002, the parties agreed to postpone the payment of royalties in exchange for 250,000 options to purchase BioGentec's common stock at $1.10 per share. In December 2002, the parties agreed to supersede the terms of the August 2002 addendum by amending the original agreement to include an additional payment of 2,000,000 shares of BioGentec's common stock at $2.00 per share, plus a one point five percent (1.5%) royalty on the gross sales of any B12-containing product. In March 2004, we agreed to further amend the original underlying agreement and the terms of the royalty provision in the underlying agreement. In the future some of the language and the terms in the March 2004 agreement may be modified subject to amendment by all parties upon mutual written agreement.

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


Our patents cover the delivery and use of cobalamin for seasonal and year-round allergies (allergic rhinitis) and asthma. The patents are:

Granted Patents:

---------------------- ------------- ------------------------------------------------------------------- -------------
Country                Patent No.    Title                                                               Exp. Date
---------------------- ------------- ------------------------------------------------------------------- -------------
United States          6,255,294     "Cyanocobalamin Treatment in Allergic Disease"                      12/28/19
---------------------- ------------- ------------------------------------------------------------------- -------------
United States          5,135,918     "Method for Reducing Reagenic Antibody Levels (IgE)"                08/04/09
---------------------- ------------- ------------------------------------------------------------------- -------------
Australia              771,728       "Cyanocobalamin Treatment in Allergic Disease"                      12/28/19
---------------------- ------------- ------------------------------------------------------------------- -------------





Pending Patents:

----------------------- --------------------- ------------------------------------------------------------------------
Country                 Application No.       Title
----------------------- --------------------- ------------------------------------------------------------------------
European Union          99968194.3            "Cyanocobalamin Treatment in Allergic Disease"
----------------------- --------------------- ------------------------------------------------------------------------
Canada                  2,358,054             "Cyanocobalamin Treatment in Allergic Disease"
----------------------- --------------------- ------------------------------------------------------------------------
Japan                   P2002-533399A         "Cyanocobalamin Treatment in Allergic Disease"
----------------------- --------------------- ------------------------------------------------------------------------
Mexico                  2001-006297           "Cyanocobalamin Treatment in Allergic Disease"
----------------------- --------------------- ------------------------------------------------------------------------
International           PCT/US99/31092        "Cyanocobalamin Treatment in Allergic Disease"
----------------------- --------------------- ------------------------------------------------------------------------

Because we believe that our patents are the only patents to date related to the subject, the claims are broad.

In 2004, we engaged Gemini Partners to perform an independent appraisal on our patents. On April, 30, 2004, Gemini Partners completed an Intellectual Property Valuation Analysis on our U.S. patents # 5,135,918 and # 6,255,294 and concluded that the cost of purchasing or producing a substitute asset with the same utility as our U.S. patents can be reasonably estimated at $6,500,000. We paid Gemini Partners to appraise our patents. As appraisals are subject to many varying factors and patent appraisals vary depending on the company and individual conducting the appraisal, we cannot guarantee the aforementioned appraisal is an accurate indication of the true value of our patents. In fact, our auditors have valued the patents for purposes of our financial statements at $680,464

Although we believe that the subject matter covered by our patents and pending patent applications has been developed independently and does not infringe on the patents of others, there can be no assurance that the technology does not and will not infringe on the patents of others. In the event of infringement, we could, under certain circumstances, be required to modify our infringing product or process or obtain a license. There can be no assurance that we would be able to do either of those things in a timely manner or at all, and failure to do so could harm us and our business. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce a patent infringement or proprietary rights violation action or to defend ourselves against such actions brought by others. If any of the products or processes we have developed infringe upon the patent or proprietary rights of others, we could, under certain circumstances, be enjoined or become liable for damages, which would harm our business.

TRADEMARKS. We currently use or propose to use the trademarks or trade names Cobalis, PreHistin (TM), Pre-Histamine (TM) and Prevahist (TM) to distinguish our brands from others. We hope to obtain registration for our trademarks for our proposed products in the future. Current status of trademark applications:

Country                Trademark             Application No.          Filed
---------------------- --------------------- ------------------------ ----------
United States          COBALIS               78378186                 03/03/04
United States          PREHISTIN             78378191                 03/03/04
Australia              PREHISTIN             10588099                 05/31/05
South Korea            PREHISTIN             40-2004-39638            08/30/04

Obtaining a trademark will grant us the exclusive right to use or license such trademarks and will substantially assist us in the protection of our brand name and image. Once obtained, we will regard the license to use any trademarks we acquire and any other proprietary rights in and to the trademarks as assets in the marketing of our products and we will actively seek to protect them against infringement. If we establish our brand, we may also create an enforcement program to control the sale of counterfeit products in the United States and in major markets abroad. We believe that any trade names and trademarks developed can be helpful in garnering broad market awareness of our products and will be significant in marketing our products. Therefore, we propose to adopt a policy of vigorous defense of our trademarks against infringement under the laws of the United States and other countries.

In November 2003, a trademark infringement and unfair competition suit filed by Biogen Idec MA Inc. ("Biogen"), against us in the U.S. District Court for the District of Massachusetts, file # C.A. 03-123-5 PBS. A default judgment was entered against us on February 9, 2004 and subsequently on or about March 22, 2004, we and Biogen agreed to settle the dispute. On April 14, 2004, Biogen undertook to file a motion for stay of consideration of its motion for entry of default judgment and prepared a consent judgment to be filed with the court. Pursuant to the consent judgment, we are enjoined from using "Biogentec" or "Biogentech" or any phonetic equivalent, and consented to change our corporate name to Cobalis Corp. and to discontinue all uses of the trade name and trademarks and domain names containing "Biogentech," or "Biogentec" and transfer the rights to any domain names we may own containing "Biogentech" or "Biogentec" to Biogen as soon as practicable. On July 6, 2004, we filed a Certificate of Amendment to our corporate articles in Nevada to effect our name change to Cobalis Corp. We believe we have complied with our agreement with Biogen.

WEBSITES. We have developed a corporate site, www.cobalis.com, targeted to the investor, corporate and health professional community which describes the science behind our flagship allergy prevention product, PreHistin (TM). In addition, the site contains information that we believe is of value to the consumer, the allergy sufferer. We intend to update the site continuously to include the latest news and information about PreHistin (TM), as well as our upcoming Phase III clinical trials program.

We are also planning to create a comprehensive website primarily targeted to consumers, which will include interactive features for allergy sufferers as well as detailed updates as PreHistin (TM) comes closer to being made available to the consumer market. We plan to have both sites translated into multiple languages to engage the international health professional, reflect local regulations and consumer communities.

Under current domain name registration practices, no one else can obtain a domain name identical to ours, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

We currently own the following domain names: cobalis.com, cobalis.net, prehistin.com, prehistin.net, prevahist.com, prevahist.net, alleratin.com, biogentec.com and prehistin.com.au.

TARGET MARKET. Our PreHistin (TM) product will be targeted to those individuals who suffer from allergic diseases, including seasonal allergies, perennial allergies and other allergic diseases and conditions. We believe that allergy sufferers are constantly seeking relief from their symptoms and a "new approach" to address those symptoms if their current approach is not working or if they would prefer an approach that is geared more towards prevention of allergy symptoms than to treating these symptoms with powerful and often uncomfortable antihistamines. If we are able to complete the development of our product and raise sufficient funds, we are planning to execute a fully integrated marketing campaign including broadcast and print advertising, direct mail and an aggressive public relations campaign, educating consumers, health professionals, corporate human resources personnel and caregivers on the product and driving retail sales of PreHistin (TM) once our Phase III Clinical Trials are complete, and we receive anticipated approval from the US FDA to market PreHistin (TM) with a claim that PreHistin (TM) will prevent the onset of allergy symptoms.

In addition to the initial formula of PreHistin (TM), we plan to test, and gain approval for, alternative delivery mechanisms for the same drug. The mechanisms that will be tested include liposomal sprays, liquid drops, quick dissolve tablets and quick dissolve strips, among others, which we hope will result in 3 to 7 products in the PreHistin (TM) line. We are also developing clinical trial protocols to gain supplemental indications for this drug, such as sinusitis, migraine, allergic asthma and pediatric cases of each, and, upon FDA approval, as a treatment for allergic rhinitis. We are planning to launch one to two new products per year, either from our development pipeline or through acquisition or licensing of late stage development products.

We intend to launch marketing campaigns directly to retail pharmacy chains and work collaboratively with retailers via co-marketing, co-branding and in-store promotions that will build brand awareness and assist in educating the consumer. Further, we intend to create and implement significant programs into the corporate health and wellness community to bring the benefits of PreHistin (TM) to the workplace, as we believe that productivity suffers from work days lost to allergy suffering. We believe that our product works very differently (in advance of allergy symptoms to prevent their onset) from what consumers have learned to expect from any other products (which only treat allergy symptoms) in the category, making it critical that consumer education be woven in to all aspects of the marketing program.

OUR MARKETING STRATEGY. We believe that PreHistin (TM) can capture market share with its unique focus on preventing the symptoms of allergic rhinitis. We believe that this technology (mediation of IgE synthesis) and unique approach to allergy symptoms reduction makes the upcoming PreHistin (TM) launch newsworthy, and will help us to leverage a cost-effective publicity campaign. From a consumer advertising perspective, we are planning, domestically, to execute a targeted, market campaign once we receive approval from the US FDA to commence marketing of PreHistin (TM), ensuring the product is in market prior to the prime ragweed hay fever season. This program is scheduled to be afull national release, depending on the terms of any distribution licensing agreement secured with an intended major US pharmaceutical marketing partner.

Conclusion of a major licensing agreement with a leading pharmaceutical company would greatly accelerate our ability to come to market on a national basis more quickly and with greater efficiency than would be achieved by independently marketing the product ourselves. We have now begun negotiations with several major pharmaceutical companies and we expect to continue such discussions through the balance of our Phase III Clinical Trials period leading to an expected agreement with one such company in late 2005 or early 2006.

We anticipate completion of the Phase III Clinical Trials during late 2005, with a market roll out in 2006, providing enough time to implement a widespread consumer education campaign prior to the allergy season. Once the market launches are completed, we expect that we will work closely with our marketing partner to fine-tune a media and publicity plan, as well as the price point and message, to hopefully allow us to accelerate nationwide and international distribution.

THE INTERNATIONAL MARKETPLACE. Internationally, we are working to gain approval for a supplement version of our allergy prevention formula, PreHistin (TM), in Canada, capitalizing on the new regulations that we believe will allow supplements to make strong marketing claims, provided they are supported with scientific evidence. We believe that our formula, as explained above, has sufficient science to validate its effectiveness, so we hope to gain approval in the Canadian market. We are exploring similar opportunities in several countries throughout the world. As the markets for this opportunity are uncovered, we plan to aggressively market and distribute PreHistin (TM), and/or Prevahist (TM), by developing in-house resources, creating a joint venture and/or authorizing a product licensing, marketing and distribution agreement. Currently, we have no such agreements in place, nor do we have in-house resources. We are considering distribution of PreHistin (TM) in various countries throughout the world. Internationally, we are in discussions with companies in Australia, Japan, Korea, Canada, Mexico, New Zealand, Indonesia, South Africa and the EU, to operate as partners in working PreHistin (TM) through their regulatory processes and launching it to a broad network of retailers and physicians. However, we have not yet entered into written agreements with such parties and negotiations are in their infancy, with the exception of discussions with a potential distributor for Australia, New Zealand and South Africa, with whom we are at an advanced stage of negotiations. We are evaluating a variety of marketing, manufacturing and distribution scenarios to determine the most effective and efficient channels to facilitate the product's worldwide growth.

We have identified a boutique pharmaceutical distributor in Australia that currently markets and distributes the leading nasal spray product for nasal congestion in Australia. We are currently in discussions to finalize a long-term distribution agreement which we believe will lead to distribution of PreHistin
(TM) in Australia through the leading 2,500 - 3,500 retail pharmacies over the coming 24 months, with product being made available to consumers in late 2005 or early 2006. We are currently preparing to secure Australian TGA (Therapeutic Goods Administration) approval to have PreHistin (TM) approved as a `listed medication' for OTC sales in Australia. The primary ingredient in PreHistin (TM) (cyanocobalamin) is already on the approvable list of the TGA, and we believe we will obtain TGA listing approval prior to December 2005.

OUR COMPETITION. The market for allergy relief preparations which we intend to enter is characterized by intense competition from products that treat allergy symptoms. Although the mechanism of action of our product is to prevent the onset of allergy symptoms, the marketplace today is comfortable with the available treatments. We will be competing against well-capitalized, established pharmaceutical companies which currently market products which are intended to treat and reduce the symptoms of allergic disease. As these are NOT equivalent or functionally similar to those products we intend to market, we see the primary task of achieving positive market uptake to be consumer education that prevention is a preferred route to treatment.


We estimate that prices of drug products are significantly affected by competitive factors and tend to decline as competition increases, including the introduction of low priced generics. In addition, we believe that numerous companies are developing or may, in the future, engage in the development of products that could be theoretically competitive with our proposed products, although we believe that our extensive safety profile, lack of side effects and preventive mechanism of action will provide significant positive differentiation from all treatment products on the market or expected to be introduced. We will seek to enhance our competitive position by distinguishing our product as a preventative allergy treatment from those that mitigate symptoms once they occur, and strongly emphasize our safety, absence of side effects and low cost compared to the daily cost of daily symptomatic treatments.

There are numerous companies that currently sell proprietary allergy preparations. We estimate that those holding the majority of market share in this industry are Schering-Plough HealthCare Products Inc., Pfizer Inc., Aventis Pharmaceuticals Inc. and GlaxoSmithKline, as well as others. Many of these competitors have established histories of operation and have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies have greater name recognition. These companies might be willing to sacrifice profitability to capture a greater portion of the market for similar products, or pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal growth objectives.

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

We believe that PreHistin (TM) can enjoy success because it is a different type of product than what is currently available. We also believe that our proposed product addresses the concerns and desires of the consumer in that, in our estimation it has no side effects while offering a long lasting, preventative solution to allergy symptoms. Schering-Plough's product Claritin (R) is, by far, the market leader as an OTC medicine (as it was as a prescription medication). Although we are not yet selling our product, and therefore occupy no competitive position with regard to the market for allergy relief preparations, we believe that PreHistin (TM) has the ability to gain a significant market share from consumers that have tried and/or currently use, Claritin due to the efficacy and the benefits.

GOVERNMENT REGULATION. We believe that we will experience minimal direct costs and effects of compliance with environmental laws and other such federal, state and local regulations, in that we intend to outsource all manufacturing and distribution operations to companies that comply with Good Manufacturing Practice ("GMP") Regulations and other applicable laws and regulations. We believe we are otherwise in compliance with existing or probable governmental regulations on our business, which include regulations relative to the approval of our products for sale as a nutritional supplements, over-the-counter medications or prescription medications.

FDA APPROVAL. Government regulation in the United States is a significant factor in the production and marketing of new drugs. The FDA must approve all new over-the-counter and prescription drugs, which includes any new use for a substance even if previously used safely for a different purpose. In the U.S., companies are subject to rigorous requirements in order to engage in the human clinical testing that must be conducted to gain approval for a drug. To begin clinical testing, a company must comply with mandatory procedures and safety standards established by the FDA and apply to the FDA for consent. The application requires a summary of previous work carried out on drug characterization, toxicity and safety, as well as an in-depth description of the proposed clinical trials, which occur in following three phases:

   o Phase I trials are designed to measure the early safety profile and the pattern of drug distribution and metabolism.
   o Phase II trials are aimed at determining preliminary efficacy and optimal dosage, and to expand the evidence regarding safety.
   o Phase III trials are conducted to provide enough data for statistical evaluation of efficacy and safety.

We believe that Cyanocobalamin, the primary active ingredient of PreHistin (TM), has been extensively studied and has an excellent safety record. In addition, we also believe that Cyanocobalamin has no upper dosage limit, has no known side effects and has no known negative drug interactions. Our Phase III clinical studies on PreHistin (TM) began during the final quarter of 2004 after receiving approval by the FDA for a prophylaxis study.

OUR RESEARCH AND DEVELOPMENT. During each of the last two fiscal years, we have had no expenditures for research and development activities, as all of our research and development to date was completed prior to fiscal year 2001. Because our product is not yet in production, there are no costs borne by customers.

FUTURE PRODUCTS. In addition to PreHistin (TM), we plan on developing and marketing additional related products, however, our current focus is on PreHistin(TM). Other products are in various stages of development and hopefully will provide a continuous stream of corporate growth for the next several years. We believe that as revenues and profits increase, the research and development expense percentage will remain constant, hopefully enabling us to capture opportunities to acquire products, technology and/or companies that assimilate in to the overall corporate strategy.

We have additional products in development using the PreHistin (TM) technology. We anticipate niche extension products through supplemental uses, such as for children, seniors, allergic asthma sufferers, sufferers of atopic asthma (over 40% of all asthmas is estimated to be atopic in origin), atopic dermatitis (100% of dermatitis is atopic) and atopic migraine (over 60% of all migraine is estimated to be atopic in genesis), animals and others, and additional patented delivery mechanisms, such as a patch, liposome spray and other methods. We hope that as we can increase our brand recognition in the consumer marketplace, as we hope that expanding our product line will increase revenues.

DISCUSSIONS TO ACQUIRE INNOFOOD/MODOFOOD: On July 28, 2003, we entered into a Stock Exchange Agreement ("Agreement") with InnoFood Inc. ("InnoFood") wherein we agreed, among other things, to provide InnoFood with funding totaling $5,000,000 in exchange for, among other things, 100% interest in InnoFood. InnoFood is owner of certain rights to a proprietary food processing technology developed by Modofood S.P.A. ("Modofood") of Brescia, Italy. The agreement provided that we were to have the exclusive distribution rights (through the acquisition of InnoFood) of Modofood's proprietary food sterilization and preservation technology for North America, Central America, South America and Japan, as well as the exclusive rights to negotiate on behalf of Modofood for Southeast Asia, including Taiwan, China and Indonesia.

The completed purchase of InnoFood was not to occur until the $5,000,000 funding was delivered. Under the Agreement, we were obligated to provide InnoFood with the funding on or before December 31, 2003. Due to what we consider to be significant breaches by InnoFood, we were unwilling to provide the required funding by the December 31, 2003 deadline. We did provide InnoFood with $2,220,000. We have confirmed that $1,850,000 of the funds provided to InnoFood were sent to Modofood. InnoFood originally entered into a Licensing Agreement with Modofood to market and distribute Modofood's food processing technology and had certain financial obligations under that agreement. On October 17, 2003, we entered into a Letter of Understanding ("LOU") with InnoFood to restructure the relationship. However, we believe that InnoFood may have misled our management regarding certain material matters. As a result, the definitive agreements referenced in the LOU were never prepared and parties did not finalize the matters referenced in the LOU.

On January 8, 2004, InnoFood sent us a letter attempting to terminate the original InnoFood Agreement and the October 17, 2003, LOU. InnoFood claimed that we breached both the Agreement and the LOU by failing to provide the funding provided for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back $2,160,000 (net of $60,000 interest InnoFood charged to us for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. As of March 24, 2004, we have not accepted the terms of this Promissory Note and are still in negotiation stage with InnoFood regarding the purchase or some other mutually acceptable resolution. We believe that InnoFood breached not only the InnoFood Agreement but also the LOU. We intend to vigorously pursue InnoFood, but have not determined whether or not we will file a lawsuit against InnoFood. We are also in discussions with directly with Modofood, the technology licensor, regarding a potential resolution. If needed, we may also consider pursuing legal action against Modofood if we are unable to resolve these matters informally with either company. In the meantime, we have attempted to resolve this dispute without court intervention. As of March 31, 2005, we fully reserved the $2,220,000 acquisition deposits due to uncertainty of the collections. We are vigorously pursuing all legal avenues with our legal counsel in Italy. However, if we are unable to arrive at a satisfactory resolution, we may need to expend additional resources to litigate this matter.

FACILITIES. Our executive, administrative and operating offices are located at 2445 McCabe Way, Suite 150, Irvine, California, 92614, which represent our only facilities. We have a lease for this space which runs for three years through March 31, 2006, with 5,455 square feet of space at a cost of $10,365.50 per month. On April 1, 2005 our lease increased to $11,445 per month. We believe these facilities are adequate for our current and projected requirements as we intend to outsource all manufacturing and distribution.

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

============================= =================== =========================
Property                         March 31, 2005         March 31, 2004
----------------------------- ------------------- -------------------------
Cash and Equivalents                 $1,169                $76,181
----------------------------- ------------------- -------------------------
Property and Equipment, net          $45,044               $63,510
============================= =================== =========================


OUR FACILITIES. Our executive, administrative and operating office is located at 2445 McCabe Way, Suite 150, Irvine, CA 92614. We have a three year lease for these premises, which through March 31, 2006. The premises consist of 5,455 square feet of space at a cost of $10,365.50 per month. On April 1, 2005 our lease increased to $11,445 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

The following are legal actions pending against us and those we contemplate entering into at this time:

FORMER LEASED OFFICE SPACE: We are a defendant in a suit brought by our former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case #03CC02904. We believe that the landlord breached the rental agreement and as such, we do not owe any unpaid rent. Further, we believe that our security deposit and other collateral will be sufficient to cover this claim should an adverse ruling result, even though we anticipate a favorable outcome to this suit. In addition, we are in the process of submitting cross-claims for damages incurred and are also appealing the Court's recent ruling denying Arbitration per the parties' Arbitration Agreement. The landlord obtained a writ of attachment in the amount of $58,840, which remains contested, and the landlord's Motion for Summary Judgment was denied. However, to reflect this contingency, we have accrued $60,000 for a potential judgment in this case.

INNOFOOD/MODOFOOD: On July 28, 2003, we entered into a Stock Exchange Agreement ("Agreement") with InnoFood Inc. ("InnoFood") wherein we agreed, among other things, to provide InnoFood with Funding totaling $5,000,000 in exchange for, among other things, 100% interest in InnoFood and a 49% interest in ModoFood S.P.A. The completed purchase of InnoFood was not to occur until the $5,000,000 funding was delivered. Under the Agreement, we were obligated to provide InnoFood with the funding on or before December 31, 2003. Due to what we consider to be significant breaches by InnoFood, we were unwilling to provide the required funding by the December 31,

2003 deadline. We did provide InnoFood with $2,220,000. We have confirmation that $1,850,000 of the funds provided to InnoFood was sent to Modofood S.P.A., an Italian company ("Modofood"). InnoFood originally entered into a Licensing Agreement with Modofood to market and distribute Modofood's food processing technology. On October 17, 2003, we entered into a Letter of Understanding ("LOU") with InnoFood to restructure the relationship between ourselves and InnoFood. We believe that InnoFood may have misled our management regarding certain material matters. As a result, the definitive agreements were never prepared and parties did not finalize the matters referenced in the LOU.

On January 1, 2004, InnoFood sent us a letter attempting to terminate the original InnoFood Agreement and the October 17, 2003 LOU. InnoFood claimed that we breached both the Agreement and the LOU by failing to provide the funding called for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back $2,160,000 (net of $60,000 interest InnoFood charged to us for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. We believe that this Promissory Note represents an acknowledgment of InnoFood's debt to us. As of March 31, 2005, we have not accepted the terms of this Promissory Note, and negotiation with InnoFood regarding the purchase has stalled.

We believe that InnoFood breached not only the InnoFood Agreement but also the LOU. We intend to vigorously pursue InnoFood, but have not determined whether or not we will file a lawsuit against InnoFood. We are also in discussions with Modofood, the technology licensor, regarding potential resolution directly with that company. If needed, we may also consider pursuing legal action against Modofood if we are unable to resolve these matters informally with either company.

CONSUMER SURVEY CENTER DISPUTE. A suit was filed against us and our President by Consumer Survey Center, Inc. ("CSC"). CSC is apparently claiming that we owe $34,900 for services allegedly provided by CSC for market research and product pricing research services. CSC is also claiming that our President, Chaslav Radovich, personally guaranteed the debt. The suit was filed on December 17, 2003 in the Superior Court of California, County of San Mateo for breach of contract. CSC has accepted 23,850 shares of the Company's stock for the debt. These shares were issued and delivered to CSC in May of 2004.

GRYPHON MASTER FUND, LP. On November 8, 2004, Gryphon Master Fund, LP, one of our selling security holders, filed a lawsuit against us in United States District Court, Northern District of Texas, Dallas Division. The lawsuit seeks repayment of the $600,000 convertible note payable, accrued interest on the convertible note payable within the prescribed period, penalties for failing to register the shares underlying the conversion of the convertible note payable, attorneys fees and court costs. We are attempting to negotiate a resolution. As of March 31, 2005, Gryphon asserts that we have accrued $1,503,658 related to this matter. We dispute this amount due in part to having provided Gryphon with 305,000 forebearance shares to offset accrued interest and penalties. The value of these forebearance shares is estimated to be $692,500, thus reducing the accrued total to $811,158.

GEMINI PARTNERS, INC. V. COBALIS CORP. On or about December 8, 2004, Gemini Partners, Inc., filed a complaint in the Superior Court of Orange County, California, against us for Breach of Contract, Promissory Estoppel, Common Counts and Quantum Meruit. Gemini Partners, Inc., is claiming that we failed and refused to pay for services related to our patent valuation. On or about January 27, 2005, Gemini Partners, Inc., filed a Request for Default claiming that we had not responded to the complaint within the statutorily allotted period. It is unclear whether the default was entered. Gemini Partners is claiming damages in an amount less than $25,000. We have accrued $25,000 related to this matter. As of April 11, 2005 we paid Gemini Partners in full.

JAMES LUCE. We believe there is potential litigation involving James Luce, a former officer of Biogentec, Inc., who believes he is due certain sums and/or stock under his employment contract. He has also indicated that he intends to bring suit against us unless the matter is resolved to his satisfaction. However, due to Linda Burkett information which has surfaced regarding InnoFood, we believe that we might now take legal action against James Luce, InnoFood, ModoFood and all their directors.


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

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "BGTH". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

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



--------------------------------------------------------------------------------
  QUARTER ENDED              HIGH BID QUOTATION           LOW BID QUOTATION

--------------------------------------------------------------------------------
9/30/02*               $               .01           $              .01
--------------------------------------------------------------------------------
12/31/02*              $               .05           $              .05
--------------------------------------------------------------------------------
3/31/03 *              $               .01           $              .01
--------------------------------------------------------------------------------
6/30/03*               $               .05           $              .05
--------------------------------------------------------------------------------
9/30/03                $              3.80           $             3.75
--------------------------------------------------------------------------------
12/31/03               $              3.50           $             3.50
--------------------------------------------------------------------------------
03/31/04               $              1.90           $             1.55
--------------------------------------------------------------------------------
06/30/04               $              1.35           $             1.35
--------------------------------------------------------------------------------
09/30/04               $              3.25           $             2.40
--------------------------------------------------------------------------------
12/31/04               $              1.25           $             1.20
--------------------------------------------------------------------------------
03/31/05               $              0.62           $             0.57
--------------------------------------------------------------------------------
06/30/05               $              0.57           $             0.42
--------------------------------------------------------------------------------
* Quoted market price prices are for shares of our stock prior to the reverse-merger with Biogentec effective July 2, 2003.

COMMON STOCK. We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of July 7, 2005, there were 336 record holders of our common stock and there were 25,279,756 shares of our common stock issued and outstanding. There are no other outstanding options or warrants to purchase securities convertible into, shares of our common stock, except for the following:

PREFERRED STOCK. There were 1,000 shares of our preferred stock issued and Outstanding to Gryphon Master Fund, which among other preferences and designations is convertible into shares of our common stock. Based on opinion letters provided to Gryphon, we consider these shares to have been converted into 416,000 shares of Common A shares for which we have issued a legal opinion for 216,785 shares on December 8, 2004 and we believe that Gryphon has already sold this entire position in the open market.

OPTIONS. We have 5,400,000 exercisable options to purchase shares of our common stock currently outstanding, of which 225,000 were issued in 2001, 825,000 were issued in 2002, and 4,250,000 were issued in 2004.

In February 2004, we agreed to grant Mr. Ernest Armstrong, one of our officers, directors and principal shareholders, 1,200,000 options to purchase shares of our common stock. In addition, St. Petka Trust, our majority shareholder, agreed to transfer to Mr. Armstrong 1,000,000 options to purchase shares of our common stock that St. Petka Trust owns.

WARRANTS. We issued 90,000 warrants on September 15, 2003 to Gryphon. There are also warrants attached to shares of the preferred stock issued to Gryphon which are convertible to 104,167 shares of our common stock. In July 2004 we issued 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to Martin Marion and 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to Bojan Cosic, both of whom are our employees. These warrants are partially vested with three years vesting period. In October 2004, we issued 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to DLZ for consulting services. In September 2004, we issued 50,000 warrants to purchase shares of our common stock at $1.00 per share to Kevin Pickard for accounting services rendered to us. In January 2005, we issued 250,000 warrants to purchase shares of our common stock at $1.75 per share to Lawrence May, one of our directors.


RECENT SALES OF UNREGISTERED SECURITIES.

In January 2005, we issued 1,250 shares to Catherine Posey for consulting services related to clinical trials. We also issued 75,000 shares to Jason Lyons for consulting services. In February 2005, we issued 30,000 shares to Tejeda & Tejeda, Inc. and 25,000 shares to Ibis Consulting Group for consulting services. We also issued 100,000 shares to Lawrence May, our board member for related consulting services. We also issued 15,000 shares to Sean Mulhearn and 15,000 shares to Melinda Mulhearn for consulting services related to the manufacture of our product, and 200,000 shares to the Wells Group for consulting services related to financial public relations. We also issued 150,000 shares to Cyndel & Co, Inc. for consulting services. We are in dispute with Cyndel & Co. Inc. over not performing and planning to cancel/rescind these shares. In March 2005, we issued 48,000 shares to Seth Shaw for consulting services, 12,000 shares to David Hovey, Jr. for consulting services, 60,000 shares to Sean Mulhearn for consulting services and 37,500 to Tejeda & Tejeda Inc. for consulting services. These shares were all issued in reliance on that exemption from registration under Section 4(2) of the Act, as transactions not involving any public offering. The shares were issued to these consultants as compensation for their services to us, and who by virtue of those relationships, were familiar with our business and were able to assess the risks and merits of the investment.

DIVIDENDS. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. Equity Compensation Plans. We have the following plan in place which was approved in 2002.

---------------------------------- -------------------------------- --------------------------------- ------------------------------
PLAN CATEGORY                        NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE PRICE   NUMBER OF SECURITIES REMAINING
                                       ISSUED UPON EXERCISE OF          OF OUTSTANDING OPTIONS,        AVAILABLE FOR FUTURE ISSUANCE
                                    OUTSTANDING OPTIONS, WARRANTS        WARRANTS AND RIGHTS(B)          UNDER EQUITY COMPENSATION
                                           AND RIGHTS (A)                                                  (EXCLUDING SECURITIES
                                                                                                         REFLECTED IN COLUMN (A))
---------------------------------- -------------------------------- --------------------------------- ------------------------------
Equity compensation plans                        N/A                              N/A                               N/A
approved by security holders
---------------------------------- -------------------------------- --------------------------------- ------------------------------
Equity compensation plans not                 2,350,000                          $1.62                              N/A
approved by security holders
---------------------------------- -------------------------------- --------------------------------- ------------------------------
Total                                         2,350,000                          $1.62                              N/A
---------------------------------- -------------------------------- --------------------------------- ------------------------------

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily valuation of patent costs and stock-based compensation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

OVERVIEW

BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St Petka, Inc. On May 4, 2001, St. Petka, Inc. formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp. ("TTYK"), a wholly owned subsidiary formed for the purpose of acquiring BG. On July 6, 2004, BioGentech Corp. changed its name to Cobalis Corp. As allowed under SFAS 141, "Business Combinations" ("SFAS 141"), we designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,732,705 shares of $0.001 par value stock) wase exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of Cobalis Corp. common stock. This transaction was consummated with the filing of the Articles of Merger with the State of Nevada on July 2, 2003. BG shareholders then effectively controlled approximately 95% of the issued and outstanding common stock of Cobalis. Since the shareholders of BG obtained control of Cobalis, according to SFAS 141, this acquisition was treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $8,101,014 for the year ended March 31, 2005 and as of March 31, 2005, we had a working capital deficit of $6,039,751 and a stockholder deficit of $6,156,945. In addition, as of March 31, 2005, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are currently attempting to raise additional debt and equity financing for operating purposes and expect to begin selling our product in Australia in late 2005.

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

We believe that actions presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. There can be no assurances that sufficient financing will be available on terms acceptable to us, or at all. If we are unable to obtain such financing, we will be forced to scale back operations, which could have an adverse effect on our financial condition and results of operations.


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

LIQUIDITY AND CAPITAL RESOURCES

We had a cash and cash equivalents of $1,169 at March 31, 2005. Our total current assets at March 31, 2005 equal to $1,169. We also had the following long term assets: $45,044 in property and equipment, net, $2,298 in net website development costs, and $680,464 represented by net value of our patents and $40,000 in deposits. Our total assets as of March 31, 2005 were $768,975.

Our total current liabilities were $6,040,920 at March 31, 2005, which was represented by a cash overdraft of $11,941, accounts payable of $326,819 and accrued expenses of $2,208,084, due to related parties of $2,862,357, warrant liability of $31,719, and convertible note payable of $600,000. Our liabilities exceeded our assets by $5,271,945 as of March 31, 2005.

We have financed our operations primarily through cash generated from related party debt financing and from the private placement sales of equity securities, as well as issuing a convertible debenture. During the year ended March 31, 2005, we received an additional $1,440,192 from a related party and issued 838,476 shares of our common stock that were registered in Form S-8 as payment for certain accounts payable, past due salaries to certain related parties and amounts due to consultants.

Our cash used in investing activities was $5,094 for the year ended March 31, 2005, as compared to $2,146,612 for the year ended March 31, 2004, a decrease of $2,141,518. In fiscal 2004, we made an acquisition deposit of $2,220,000 related to our InnoFood acquisition.

Our net cash provided by financing activities was $1,452,133 for the year ended March 31, 2005 compared to $3,302,350 for the year ended March 31, 2004. The decrease of $1,850,217 is primarily due to the proceeds received in fiscal 2004 from the sale a preferred stock ($885,000), convertible debentures and notes payable ($1,815,000) offset by an increase in funding from a related party of approximately $900,000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2005 AS COMPARED TO THE YEAR ENDED MARCH 31, 2004

REVENUES AND COST OF SALES

We had no significant revenues for the year ended March 31, 2005 and March 31, 2004 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net revenues were $434 less $2,500 for cost of sales for a gross loss of $2,066 for the year ended March 31, 2005 as compared net sales of $4,708 less $12,402 for cost of sales for a gross loss of $7,694 for the year ended March 31, 2004.

OPERATING EXPENSES

Our operating expenses for the year ended March 31, 2005 were $6,402,505 compared to $4,554,669 for the year ended March 31, 2004. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the year ended March 31, 2005, this amount was represented by $81,702 in depreciation and amortization, $3,631,692 in professional fees, $274,084 in salary and wages, $133,104 in rent expense, $1,913,449 in marketing and research, and $368,474 in other operating expenses, as compared to the year ended March 31, 2004, where we had $116,158 in depreciation and amortization, $738,257 in professional fees, $789,383 in salary and wages, $125,680 in rent expense, $150,083 in marketing and research, an impairment loss of $2,331,522 and $303,586 in other operating expenses. Our operating expenses increased during the year ended March 31, 2005 as compared to the year ended March 31, 2004 principally as a result of the increase in professional fees, which include payments for accounting, legal and shareholder relations and the increase in marketing and research from our Phase III clinical trials offset by a decrease in impairment expense. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the measurement date. In fiscal 2004 we took and impairment expense related to the write off of the acquisition deposit to InnoFood and the writedown of the value of one of our patents.

Interest expense and financing costs for the year ended March 31, 2005 were $1,806,862 compared to $1,350,617 for the year ended March 31, 2004. The increase is due to the interest on the convertible note payable, the demand note payable and the advances from related parties. Interest expense and financing costs also includes the amortization of debt issue costs and debt discounts and penalties for not registering shares underlying the conversion of the convertible note payable and convertible preferred stock. During the year March 31, 2005, we fully amortized the debt discount and debt issue costs associated with the $600,000 convertible note payable due to the lawsuit filed by the holder of the convertible note payable. However, we dispute the note holder's assertion based on the issuance of 305,000 forebearance shares to Gryphon, the note holder, to offset penalties and interest, which in our opinion reduces the total to $811,158. We are currently litigating the matter and have filed a countersuit in response to Gryphon's suit as described above.

The change in the fair value in the warrant liability relates to the decrease in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the decrease of our stock price, the fair value of these warrants has decreased resulting in the decrease of the warrant liability.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next 12 months, we plan to continue moving forward with the completion of the Phase III clinical trials of our allergy prevention product, PreHistin
(TM), followed immediately by submission of an application to the FDA for marketing approval of PreHistin (TM) as an over the counter ("OTC") allergy medication. We hope to receive approval from the FDA in 2006, enabling our marketing launch in the United States of the product for the 2006 allergy season. We estimate the cost to complete the Phase III clinical trials and the submission of the application to the FDA for marketing approval will be approximately $3,000,000.

While continuing with the US FDA approval process, we are working to finalize the international launch strategy in the primary global markets. Discussions are progressing with potential joint venture partners for marketing, manufacturing, regulatory approval and distribution throughout the world, the most advanced of which are with companies in Australia and Japan. In addition to seeking approval from the FDA for the primary indication of seasonal allergic rhinitis (hay fever) for PreHistin (TM), we plan to conduct additional studies to validate the viability of approval for supplemental indications and alternative delivery mechanisms. The tests will be a combination of clinical trials and laboratory analyses.

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

As of March 31, 2005, we had a cash of $1,169. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistin (TM) application to the United States FDA and execute a marketing launch of the PreHistin (TM) product. We will also need to raise funds to execute studies for the further development of the PreHistin (TM) product line and to complete the acquisition of additional products. Along with our investment bankers, we plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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

MUST INCLUDE ST PETKA TRANSACTIONS

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 are presented in the following order:



                          COBALIS CORP. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2005 AND 2004
            AND FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005






                                    Contents

                                                                            Page

Report of Independent Registered Public Accounting Firm


     Report on Audited Consolidated Financial Statements for 2005

     Report on Audited Consolidated Financial Statements for 2004


Financial Statements:

     Consolidated Balance Sheet as of March 31, 2005

     Consolidated Statements of Operations for the years ended March 31, 2005 and 2004, and from November 21, 2000 (inception) to March 31, 2005

     Consolidated Statement of Stockholders' Deficit for the period from November 21, 2000 (Inception) to March 31, 2005

     Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004, and from November 21, 2000 (inception) to March 31, 2005

     Notes to Consolidated Financial Statements

             Report of Independent Registered Public Accounting Firm




Board of Directors and Stockholders of
Cobalis Corp.
Irvine, California

We have audited the accompanying consolidated balance sheets of Cobalis Corp. (formerly Biogentech Corp.) and subsidiary as of March 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobalis and subsidiary as of March 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations, has not generated significant revenue, and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kabani & Company, Inc.
Certified Public Accountants

Huntington Beach, California
June 20, 2005

             Report of Independent Registered Public Accounting Firm




Board of Directors and Stockholders of
Cobalis Corp.
Irvine, California

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of Cobalis Corp. (formerly Biogentech Corp.) and subsidiary for the year ended March 31, 2004 and the period from November 21, 2000 (inception) to March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cobalis Corp. and subsidiary for the year ended March 31, 2004 and the period from November 21, 2000 (inception) to March 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations, has not generated significant revenue, and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.
Certified Public Accountants

Irvine, California
July 20, 2005

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                                                   March 31,
                                                                                     2005
                                                                               ---------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $        1,169

                                                                               ---------------
TOTAL CURRENT ASSETS                                                                    1,169

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $68,576                     45,044
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $32,309                   2,298
PATENTS, net of accumulated amortization of $224,851                                  680,464
DEPOSIT                                                                                40,000

                                                                               ---------------
TOTAL ASSETS                                                                   $      768,975
                                                                               ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                                            $       11,941
     Accounts payable                                                                 326,819
     Accrued expenses                                                               2,208,084
     Due to related parties                                                         2,862,357
     Warrant liability                                                                 31,719
     Convertible note payable                                                         600,000

                                                                               ---------------
TOTAL CURRENT LIABILITIES                                                           6,040,920

CONVERTIBLE PREFERRED STOCK (dividends on arrears of $112,500)                        885,000

COMMITMENTS AND CONTINGENCIES                                                               -

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 24,630,628 shares issued and outstanding                            24,631
     Additional paid-in capital                                                    12,023,750
     Deficit accumulated during the development stage                             (18,205,326)

                                                                               ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                        (6,156,945)
                                                                               ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $      768,975
                                                                               ===============








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Cumulative from
                                                     Year Ended                             November 21,
                                                      March 31,         March 31,       2000 (inception) to
                                                        2005               2004            March 31, 2005
                                                   ----------------   ---------------   ---------------------
NET SALES                                          $           434    $        4,708    $              5,589

COST OF SALES                                                2,500            12,402                  31,342

                                                   ----------------   ---------------   ---------------------
GROSS PROFIT (LOSS)                                         (2,066)           (7,694)                (25,753)
                                                   ----------------   ---------------   ---------------------

OPERATING EXPENSES:
     Professional fees                                   3,631,692           738,257               5,584,786
     Salary and wages                                      274,084           789,383               1,975,778
     Rent expense                                          133,104           125,680                 416,363
     Marketing and research                              1,913,449           150,083               2,245,372
     Depreciation and amortization                          81,702           116,158                 434,365
     Impairment expense                                          -         2,331,522               2,331,522
     Other operating expenses                              368,474           303,586               1,121,312
                                                   ----------------   ---------------   ---------------------
TOTAL OPERATING EXPENSES                                 6,402,505         4,554,669              14,109,498
                                                   ----------------   ---------------   ---------------------

LOSS FROM OPERATIONS                                    (6,404,571)       (4,562,363)            (14,135,251)

OTHER INCOME (EXPENSE)
     Interest expense and financing costs               (1,806,862)       (1,350,617)             (3,504,835)
     Change in fair value of warrant liability             110,419           209,341                 319,760

                                                   ----------------   ---------------   ---------------------
TOTAL OTHER INCOME (EXPENSE)                            (1,696,443)       (1,141,276)             (3,185,075)
                                                   ----------------   ---------------   ---------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (8,101,014)       (5,703,639)            (17,320,326)

PROVISION FOR INCOME TAXES                                       -                 -                       -
                                                   ----------------   ---------------   ---------------------

NET LOSS                                                (8,101,014)       (5,703,639)            (17,320,326)

PREFERRED STOCK DIVIDENDS                                   75,000           922,500                 997,500
                                                   ----------------   ---------------   ---------------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS         $    (8,176,014)   $  (6,626,139)    $        (18,317,826)
                                                   ================   ===============   =====================

NET LOSS PER SHARE:
     BASIC AND DILUTED                             $         (0.36)   $        (0.32)   $              (0.96)
                                                   ================   ===============   =====================

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                                  22,458,344        20,630,593              19,148,636
                                                   ================   ===============   =====================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
       FOR THE PERIOD FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005

                                                                                                             Deficit
                                                                                                            accumulated    Total
                                                                                     Additional             during the stockholders'
                                                                  Common stock        paid-in     Deferred  development   equity
                                                               Shares       Amount     capital   compensation   stage     (deficit)
                                                              -----------  --------- ----------  ----------  ---------  ----------
Balance at inception (November 21, 2000)                                 - $       - $         - $         - $        - $         -
Issuance of founder's shares in exchange
  for property and equipment                                   16,300,000     16,300           -           -          -      16,300
Issuance of common stock for cash - November 2000 @ $1.00          30,000         30      29,970           -          -      30,000
Issuance of common stock for cash - December 2000 @ $1.00          15,000         15      14,985           -          -      15,000
Issuance of common stock for cash - February 2001 @ $1.00          12,000         12      11,988           -          -      12,000
Issuance of common stock for cash - March 2001 @ $1.00            125,000        125     124,875           -          -     125,000
Issuance of common stock for services - March 2001 @ $1.00         10,000         10       9,990           -          -      10,000
Contributed capital                                                     -          -      62,681           -          -      62,681
Net loss for the period from inception
  (November 21, 2000) to March 31, 2001                                 -          -           -           -   (223,416)   (223,416)
                                                              -----------  ---------  ----------  ----------  ---------  ----------
Balance at March 31, 2001, as restated                         16,492,000     16,492     254,489           -   (223,416)     47,565

Issuance of common stock for cash - April 2001 @ $1.00             10,000         10       9,990           -          -      10,000
Issuance of common stock for telephone equipment -
  April 2001 @ $1.00                                                6,750          7       6,743           -          -       6,750
Issuance of common stock for cash - May 2001 @ $1.00               11,000         11      10,989           -          -      11,000
Issuance of common stock for website development -
  May 2001 @ $1.00                                                 17,000         17      16,983           -          -      17,000
Issuance of common stock for legal services -
  May 2001 @ $1.00                                                  1,000          1         999           -          -       1,000
Issuance of common stock for cash - June 2001 @ $1.00              23,500         24      23,476           -          -      23,500
Issuance of common stock for cash - July 2001 @ $1.00              20,000         20      19,980           -          -      20,000
Issuance of common stock for cash - August 2001 @ $1.00            25,000         25      24,975           -          -      25,000
Issuance of common stock for services, related party -
  September 2001 @ $1.00                                           65,858         66      65,792           -          -      65,858
Issuance of common stock for cash - September 2001 @ $1.00         15,000         15      14,985           -          -      15,000
Issuance of common stock for services - September 2001 @ $1.00     11,000         11      10,989           -          -      11,000
Issuance of stock options for services - September 2001                 -          -      32,000           -          -      32,000
Issuance of common stock for cash - October 2001 @ $1.00            5,000          5       4,995           -          -       5,000
Issuance of common stock for cash - December 2001 @ $1.00          30,000         30      29,970           -          -      30,000
Issuance of common stock for services -
  December 31, 2001 @ $1.00                                        33,000         33      32,967           -          -      33,000
Issuance of common stock for services, related party -
  December 2001 @ $1.00                                           117,500        118     117,382           -          -     117,500
Issuance of common stock for prepaid advertising -
  December 2001 @ $1.00                                            15,600         15      15,585           -          -      15,600
Issuance of common stock for property and equipment -
  January 2002 @ $3.00                                              1,000          1       2,999           -          -       3,000
Issuance of common stock for services, related party -
  January 2002 @ $1.00                                             33,000         33      32,967           -          -      33,000
Issuance of common stock for cash - February 2002 @ $2.00          20,000         20      39,980           -          -      40,000
Issuance of common stock for cash - March 2002 @ $2.00             12,500         12      24,988           -          -      25,000
Contributed capital                                                     -          -     211,269           -          -     211,269
Deferred compensation                                                   -          -           -     (60,108)         -     (60,108)
Net loss                                                                -          -           -           - (1,144,249) (1,144,249)
                                                              -----------  ---------  ----------  ----------  ---------  ----------
Balance at March 31, 2002, as restated                         16,965,708     16,966   1,005,492     (60,108)  (1,367,665) (405,315)

Issuance of common stock for services - April 2002 @ $2.00          3,000          3       5,997           -          -       6,000
Issuance of common stock for cash - April 2002 @ $1.00             10,000         10       9,990           -          -      10,000
Issuance of common stock for cash - April 2002 @ $2.00             17,500         17      34,983           -          -      35,000
Issuance of common stock for cash - May 2002 @ $1.00               10,000         10       9,990           -          -      10,000
Issuance of common stock for cash - May 2002 @ $2.00               16,000         16      31,984           -          -      32,000
Issuance of stock options for services - May 2002                       -          -     350,000           -          -     350,000
Contributed capital - bonus expense                                     -          -      50,000           -          -      50,000
Issuance of common stock for cash - June 2002 @ $1.00               5,000          5       4,995           -          -       5,000
Issuance of common stock for cash - June 2002 @ $2.00               5,000          5       9,995           -          -      10,000
Issuance of common stock for cash - July 2002 @ $1.00               5,000          5       4,995           -          -       5,000
Issuance of common stock for cash - August 2002 @ $2.00            10,000         10      19,990           -          -      20,000
Issuance of common stock for cash - September 2002 @ $2.00         10,000         10      19,990           -          -      20,000
Issuance of stock options below fair market value - November 2002       -          -     250,000    (250,000)         -           -
Issuance of common stock for conversion of note - December 2002
@ 2.00                                                             50,000         50      99,950           -          -     100,000
Issuance of common stock for cash - December 2002 @ $2.00          20,000         20      39,980           -          -      40,000
Issuance of common stock for services - December 2002 @ $2.00      15,000         15      29,985           -          -      30,000
Issuance of common stock for patents - December 2002 @ $2.00    2,000,000      2,000   1,285,917           -          -   1,287,917
Contributed capital                                                                      292,718           -          -     292,718
Issuance of common stock for exercise of options - December 2002  574,000        574     574,028           -          -     574,602
Deferred compensation                                                                                 60,108                 60,108
Contributed capital                                                                        5,000           -          -       5,000
Issuance of common stock for services - January 2003                                      25,000           -          -      25,000
Issuance of common stock for cash February 2003 @ $2.00            11,500         12      22,988           -          -      23,000
Issuance of common stock for cash March 2003 @ $2.00                5,000          5       9,995           -          -      10,000
Deferred compensation                                                                                 54,000          -      54,000
Net loss                                                                                                   - (2,148,008) (2,148,008)
                                                              -----------  ---------  ----------  ----------  ---------  ----------

Balance at March 31, 2003, as restated                         19,732,708     19,733   4,193,962    (196,000)  (3,515,673)  502,022

Issuance of common stock for cash April 2003 @ $2.00               70,000         70     139,930           -          -     140,000
Issuance of common stock for cash May 2003 @ $2.00                 30,000         30      59,970           -          -      60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")            1,032,000      1,032    (101,032)          -          -    (100,000)
Issuance of common stock for penalties  January 2004 @ $2.80      135,000        135     377,865           -          -     378,000
Issuance of common stock for services February 2004 @ $2.20       100,000        100     219,900           -          -     220,000
Issuance of common stock for services February 2004 @ $1.85        20,000         20      36,980           -          -      37,000
Value of beneficial converstion feature of convertible
  debenture issued in September 2003                                                     346,870           -          -     346,870
Fair value allocated to warrant liability for detachable
  warrants issued with preferred stock                                                  (181,849)          -          -    (181,849)
Dividend on preferred stock                                                              885,000           -   (885,000)          -
Deferred compensation                                                                                196,000          -     196,000
Net loss                                                                                                   - (5,703,639) (5,703,639)
                                                              -----------  ---------  ----------  ----------  ---------  ----------

Balance at March 31, 2004                                      21,119,708     21,120   5,977,596           -(10,104,312) (4,105,596)


Issuance of common stock for penalties  May 2004 @ $1.85          170,000        170     314,330          -           -     314,500
Issuance of common stock for services June 2004 @ $1.75            10,000         10      17,490          -           -      17,500
Issuance of common stock for conversion of debt June 2004 @ $1.60 371,317        371     593,736          -           -     594,107
Issuance of common stock for services July 2004 @ $1.35             7,489          8      10,101                             10,109
Issuance of common stock for services July 2004 @ $1.10            75,000         75      82,425                             82,500
Issuance of common stock for services August 2004 @ $0.75         100,000        100      74,900                             75,000
Conversion of debt to common stock September 2004 @ 2.22          857,143        857   1,902,000                          1,902,857
Issuance of common stock for services October 2004 @ $2.20          4,758          5      10,463                             10,468
Issuance of common stock for services October 2004 @ $2.55        375,000        375     955,875                            956,250
Issuance of common stock for services December 2004 @ $1.45         5,000          5       7,245                              7,250
Issuance of common stock for services December 2004 @ $1.30        63,676         63      82,715                             82,778
Issuance of common stock for services January 2005 @ $1.05          1,250          1       1,312                              1,313
Issuance of common stock for services January 2005 @ $1.18         75,000         75      88,425                             88,500
Issuance of common stock for services February 2005 @ $1.10       155,000        155     170,345                            170,500
Issuance of common stock for services February 2005 @ $1.06       100,000        100     105,900                            106,000
Issuance of common stock for services February 2005 @ $0.95        30,000         30      28,470                             28,500
Issuance of common stock for services February 2005 @ $1.05        80,628         81      84,578                             84,659
Issuance of common stock for services February 2005 @ $1.00       467,159        467     466,692                            467,159
Issuance of common stock for services February 2005 @ $0.96       350,000        350     335,650                            336,000
Issuance of common stock for financing costs March 2005 @ $0.81    50,000         50      40,450                             40,500
Issuance of common stock for services March 2005 @ $0.80            5,000          5       3,995                              4,000
Issuance of common stock for services March 2005 @ $0.75          120,000        120      89,880                             90,000
Issuance of common stock for services March 2005 @ $0.68           37,500         38      25,462                             25,500

Fair value of warrants issued to consultants                                             553,715                            553,715

Net loss                                                                                                     (8,101,014) (8,101,014)
                                                                ---------  ---------  ----------  --------  -----------   ----------
Balance at March 31, 2005                                      24,630,628  $  24,631 $12,023,750  $      - $(18,205,326) (6,156,945)
                                                                =========  =========  ==========  ========  ===========   ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                 Cumulative from
                                                             Year Ended          November 21, 2000
                                                       March 31,     March 31,    (inception) to
                                                        2005           2004       March 31, 2005
                                                     ------------   ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(8,101,014)   $ (5,703,639) $   (17,320,326)
   Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization expense                81,702         116,158          434,365
     Common stock issued for services                  2,643,986         257,000        3,208,344
     Common stock issued for penalty                     314,500         378,000          692,500
     Common stock issued for financing costs              40,500               -           40,500
     Change in value of warrant liability               (110,419)       (209,341)        (319,760)
     Amortization of debt issue costs                     67,882          15,618           83,500
     Exercise of stock options for services                    -               -           26,960
     Amortization of discounts on notes                  492,137          24,363          790,128
     Issuance of stock options/warrants for services     553,715               -          960,715
     Capital contribution - bonus (related party)              -               -           50,000
     Amortization of prepaid advertising                       -               -           15,600
     Amortization of deferred compensation                     -         196,000          250,000
     Discount on common stock issued for settlement of debt    -               -           50,000
     Impairment expense                                        -       2,331,522        2,331,522
   Changes in assets and liabilities:                                                          -
    Prepaid expenses and other assets                     11,619          (8,133)               -
    Inventory                                              5,903              97            6,250
    Accounts payable                                     214,864          94,988          735,209
    Accrued expenses                                   1,948,857         947,084        2,895,941
    Amounts due to related parties                       313,717         478,436        1,437,840
                                                     ------------   ------------  ---------------
Net cash used in operating activities                 (1,522,051)     (1,081,817)      (3,630,712)
                                                     ------------   ------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (1,562)        (25,937)         (87,569)
   Increase in patent costs                                    -               -          (24,711)
   Change in restricted cash                                   -         100,000                -
   Merger fees and costs                                       -               -                -
   Increase in acquisition deposits                            -      (2,220,000)      (2,220,000)
   Increase in other deposits                                  -               -          (40,000)
   Increase in capitalized website                        (3,532)           (675)         (18,097)

                                                     ------------   ------------  ---------------
Net cash used in investing activities                     (5,094)     (2,146,612)      (2,390,377)
                                                     ------------   ------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft                               11,941                           11,941
   Payment on contract                                         -               -         (161,000)
   Proceeds from advances - related party              1,455,692         563,650        2,324,949
   Proceeds from issuance of notes payable                     -       1,215,000        1,215,000
   Proceeds from sale of common stock                          -         200,000          806,500
   Proceeds from sale of preferred stock                       -         885,000          885,000
   Proceeds from convertible debenture                         -         600,000          600,000
   Capital contribution                                        -               -          571,668
   Payment of debt issue costs                                 -         (83,500)         (83,500)
   Payments on advances - related party                  (15,500)        (77,800)        (148,300)
                                                     ------------   ------------  ---------------
Net cash provided by financing activities              1,452,133       3,302,350        6,022,258
                                                     ------------   ------------  ---------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (75,012)         73,921            1,169

CASH AND CASH EQUIVALENTS, Beginning of period            76,181           2,290                -
                                                     ------------   ------------  ---------------

CASH AND CASH EQUIVALENTS, End of period             $     1,169    $     76,211  $         1,169
                                                     ============   ============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                     $         -    $          -  $             -
                                                     ============   ============  ===============
   Income taxes paid                                 $         -    $          -  $             -
                                                     ============   ============  ===============








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


FOR THE PERIOD FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2003
-------------------------------------------------------------------

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

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


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

On November 5, 2002, the Company entered into an employment agreement with its new Chief Operating Officer ("COO"). The COO received 500,000 options to purchase 500,000 shares of the Company's common stock an exercise price totaling the lesser of $2.00 per share or 75% of the fair market value of the Company's common stock on date of grant. As of November 5, 2002, the fair market value of the Company's common stock was $2.00 per share; therefore, the exercise price of the stock options issued was $1.50 per option. The Company recognized deferred compensation relating to these options and is amortizing the expense over the vesting period. During the year ended March 31, 2003, the Company recognized $54,000 of expense relating to these options. However, due to the fact that COO's employment was terminated for cause in July of 2004 all these options are canceled.

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

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
(CONTINUED):

FOR THE YEAR ENDED MARCH 31, 2004

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

FOR THE YEAR ENDED MARCH 31, 2005

The Company issued 170,000 shares of its common stock valued at $314,500 for a penalty associated with its convertible debenture, which represented the fair market value on the date of issuance.

The Company issued 2,062,460 shares of its common stock valued at $2,643,986 for consulting services and employee salary and bonuses.

The Company issued 50,000 shares of its common stock valued at $40,500 for financing costs.

The Company issued 1,228,460 shares of its common stock in exchange for debt totaling $2,496,964.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
---------------------------------

BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St. Petka, Inc. On May 4, 2001, BG formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp.("TTYK"), a wholly owned subsidiary formed for the purpose of acquiring BG. TTAC is the wholly owned subsidiary of the registrant, Cobalis Corp. (formerly Biogentech Corp. and formerly Togs for Tykes, Inc.) (the "Company" or "Cobalis"). As allowed under SFAS 141, the Company designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,732,705 shares of $0.001 par value stock) was exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of Cobalis' common stock. At the date of the transaction, Cobalis had 5,532,000 shares of common stock outstanding of which 4,500,000 will be cancelled as part of the transaction. The Company changed its corporate name to Cobalis Corp. with the filing of a Certificate of Amendment to our corporate articles in Nevada on July 6, 2004.

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

The Company is a biotechnology company that has purchased the intellectual property rights (including related patents) to market Immun-Eeze, a dietary supplement, which is a natural alternative to over-the-counter and prescription medications. Immun-Eeze is effective in alleviating allergies and their accompanying symptoms. Immun-Eeze has been reformulated (the reformulation is included in the patent) and will be marketed under the name PreHistin (TM), previously "Allertin". The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 as it has not generated significant revenue.

Basis of Presentation
---------------------

The accompanying consolidated financial statements have been prepared in conformity with in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $8,101,014 for the year ended March 31, 2005 and as of March 31, 2005, the Company had a working capital deficiency of $6,039,751 and a stockholder deficit of $6,156,945. In addition, as of March 31, 2005, the Company has not developed a substantial source of revenue.

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

The Company is currently attempting to raise additional debt and equity financing for operating purposes and expects to begin selling its product in Australia in 2006.

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

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2005, the Company used estimates in determining the realization of its accounts receivable and inventory, capitalization and amortization of web development costs and patents, and fair value of equity instruments issued for services. Actual results could differ from these estimates.

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

Inventory
---------

Inventory, consisting primarily of sample products used for marketing purposes, is carried at the lower of cost or market utilizing the first-in, first-out method. The company has no inventory as of March 31, 2005.

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

The estimated service lives of property and equipment are as follows:
Furniture and fixtures: 7 years Computer equipment: 3 to 5 years

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



Research and Development
------------------------

The Company incurs costs in the research and development of a dietary supplement, Alleratin (TM). All costs relating to phases I and II clinical trials were incurred before acquisition of the patents. Phase III and other research and development costs are charged to expense as incurred. For the years ended March 31, 2005 and 2004 and the period form November 21, 2000 (inception) to March 31, 2005, the Company incurred $1,912,054, $66,871 and $2,003,807, respectively, in research and development expenses.

Website Development Costs
-------------------------

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over three years. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totaled $7,809, 9,000, and $32,309, respectively, for the years ended March 31, 2005 and 2004 and the period from November 21, 2000 (inception) to March 31, 2005.

Patent Costs
------------

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004. Amortization expense related to these patents for the years ended March 31, 2005 and 2004 and the period from November 21, 2000 (inception) to March 31, 2005 was $53,865, $87,306, and $333,480, respectively.
Projected amortization expense approximates $54,000, $49,000, $49,000, $49,000 and $49,000, respectively, for each of the five years ended March 31, 2010. Weighted average life of the remaining patent approximated 16.7 years.

Revenue Recognition
-------------------

The Company will recognize revenue from product sales when shipment of product to the customer has been made, which is when title passes. The Company will estimate and record provisions for rebates, sales returns and allowances in the period the sale is recorded. Shipping and handling charges are included in gross sales, with the related costs included in selling, general and administrative expenses. For the years ended March 31, 2005 and 2004, the Company had not generated any significant revenue.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005


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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended March 31, 2005 and 2004:


                                                      2005            2004
                                                  -------------  ---------------
     Net loss attributed to common stockholders
       As reported                                $  (8,176,014) $   (6,626,139)
       Compensation recognized under APB 25                   -               -
       Compensation recognized under SFAS 123                 -      (2,177,776)
                                                  -------------  ---------------
                  Pro forma                       $  (8,176,014) $   (8,803,915)
                                                  =============  ===============

     Basic and diluted loss per common share
       As reported                                $      (0.36)  $       (0.32)
       Pro forma                                  $      (0.36)  $       (0.43)

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004:

                                                         2005         2004
                                                       ---------  -----------

         Risk-free interest rate:                         N/A        4.1%
         Dividend yields:                                 N/A          0%
         Volatility factors:                              N/A         75%
         Weighted average expected life of the option:    N/A      3.5 years.


In February 2004, the Company's majority shareholder, St. Petka Trust, granted 1,000,000 options to an employee of the Company. The Company accounted for the transactions between St. Petka Trust and this employee in accordance with Staff Bulletin Board (SAB) 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)" which requires the Company to record expense for services paid by the stockholder for the benefit of the Company. Since the strike price of the options is higher than the market price of the Company's stock on the date of the grant, no expense was recorded in accordance with APB
25. The fair value of the options approximates $989,898 under the SFAS 123 which is included in the calculation of the pro forma net loss.

During the year ended March 31, 2005, the Company issued 3,300,000 warrants to consultants with a weighted average exercise price of $1.75. The warrants vest over a period ranging from immediately to three years. The fair value of these warrants amounted to $1,501,364 which is being amortized to expense over the terms of the consulting agreements. During the year ended December 31, 2004, the Company recognized an expense of $553,715 related to these warrants.


Advertising and Marketing Costs
--------------------------------

Advertising costs are expensed as incurred and included in operating expenses. For the years ended March 31, 2005 and 2004 and for the period from November 21, 2000 (inception) to March 31, 2005, advertising costs were $1,395, $150,083, and $333,318, respectively.

Income Taxes
-------------

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

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



Loss Per Share
---------------

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company has excluded all outstanding options, warrants, and convertible note payable and preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive. As of March 31, 2005 and 2004, the Company has approximately 5,844,167 and 3,260,834 common stock equivalents, respectively. In addition, as of March 31, 2005, 716,667 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.

Comprehensive Loss
-------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended March 31, 2005 and 2004 and the period from November 21, 2000 (inception) to March 31, 2005, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Discount on Convertible Note Payable and Preferred Stock
--------------------------------------------------------

Discounts on convertible note payable and preferred stock are the relative fair values attributed to the detachable warrants issued and the value of the beneficial conversion features associated with the convertible note payable and preferred stock. These discounts are accounted for in accordance with Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" issued by the American Institute of Certified Public Accountants.

Warrant Liability
------------------

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has recorded the relative fair value of warrants issued with registration rights on the Convertible Debenture and the Convertible Preferred Stock in the amount of $31,719 as a short-term liability until the Company has obtained an effective registration statement for these shares.

Additionally, the Company is required to report a value of the warrant as a fair market value and record the fluctuation to the fair value of the warrant liability to current operations. The fair value decreased by $110,419 and $209,341 during the years ended March 31, 2005 and 2004, respectively, and such amount has been included in other income.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



Recently Issued Accounting Pronouncements
------------------------------------------

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

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.


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

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



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

Per the asset purchase agreement, the Company has secured the rights to two patents, which were valued at their fair market values as of the date of purchase. The patents are for the introduction of, or "delivery" of, Cyanocobalamin, via a lozenge, and cover the various forms of B12 used to provide relief from allergy and bronchial asthma symptoms. The U.S. patent expires in 2019. Under certain circumstances, this term could be extended by up to 5 years for regulatory delays involving the FDA under the Hatch-Waxman Act, 35 U.S.C. $156. Additional U.S. and foreign patents covering the use of lozenges delivering B12 for allergic diseases are in effect until 2019. Amortization was calculated on a straight-line basis over the shorter of the remaining economic life or estimated lives of the patents.

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

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



Royalty payments shall commence to accrue on December 19, 2002, and will be computed and payable quarterly. For the years ended March 31, 2005 and 2004 and the period from November 21, 2000 (inception) to March 31, 2005, no royalty expense was accrued due to insignificant amount of sales for the periods.

As a result, the Company satisfied its indebtedness to GP LLC, and reduced its future royalty obligation related to the patents in exchange for the 2,000,000 shares of the Company's common stock.

Also see Note 12 as the Company has restated its consolidated financial statements as a result of changes in the way it has accounted for this transaction with GP LLC.


NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2005 consisted of the following:

         Furniture and fixtures                               $       71,500
         Office equipment                                             42,120
                                                              ---------------
                                                                     113,620
         Less accumulated depreciation and amortization              (68,576)
                                                              ---------------
                                                              $       45,044

Depreciation expense for the years ended March 31, 2005 and 2004 and the period from November 21, 2000 (inception) to March 31, 2005 was $20,028, $19,852, and $68,576, respectively.


NOTE 4 - ACCRUED EXPENSES

Accrued expenses at March 31, 2005 consisted of the following:

                  Accrued clinical trials payable              $    1,117,998
                  Accrued penalties payable                           710,000
                  Accrued interest payable                            168,658
                  Accrued legal settlement                             60,000
                  Accrued legal fees                                   25,000
                  Other                                               126,428
                                                               ---------------
                                                               $    2,208,084

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



NOTE 5 - DUE TO RELATED PARTIES

Due to related parties at March 31, 2005 consists of the following:

                           R&R Holdings, Inc. a)               $    2,634,648
                           Chaslav Radovich b)                         31,250
                           Other officers/executives c)               196,459
                                                               --------------
                                                               $    2,862,357



(a) On January 1, 2001, the Company entered into a consulting contract with R&R Development, Inc. DBA R&R Holdings, Inc. ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate shall increase to $135,000 per year when and if the Company completes a merger with a public shell company. R&R is also a shareholder of the Company. As of March 31, 2005, the Company had accrued $343,642 of consulting fees relating to this agreement.

R&R advances the Company cash from time to time. As of March 31, 2005, the Company owed R&R $1,943,050 related to these advances. The Company has accrued interest on these advances at a rate of 10% per annum. Accrued interest at March 31, 2005 related to these advances totaled $147,309.

In September 2003, R&R advanced the Company an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide the Company with additional financing with regard to the InnoFood transaction. (See Note 9) Accrued interest at March 31, 2005 related to this advance was $30,647.

The amount of 2,634,648 represents the combined total advanced to Cobalis Corp. from St Petka Trust, RR Holdings Inc., and Silver Mountain Promotions Inc; all of which are beneficially owned by Radul Radovich, chairman of the board.

(b) The Company currently owes its Chief Executive Officer $31,250 in past due compensation. The Company is accruing salary to its CEO at an annual rate of $125,000. During the year ended March 31, 2005, the Company issued to its CEO 251,651 shares of common stock for past due salary of $248,250, interest accrued on paid due salary of $18,034 and a bonus of $50,000.

(c) The Company currently owes other current and former executives a total of $196,459 in past due compensation.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

In September 2003, the Company sold a $600,000, three-year, 8% convertible note payable to Gryphon Master Fund, LP, which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share. This price is subject to adjustment should the Company issue shares of its common stock at a price less than $1.75 per share. The convertible note payable was sold with detachable three-year warrants to purchase 90,000 shares of the Company's common stock at $2.90 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

The fair value of these warrants totaling $169,630 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 104%, (3) risk free interest of 4.39% and (4) dividend rate of $0%. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Since the intrinsic value of the beneficial conversion feature and relative fair value of the warrants exceeds the proceeds of the convertible debt, the amount of the discount assigned to the beneficial conversion feature and warrants is limited to the amount of the net proceeds of the convertible debt. Therefore, the Company recorded a discount of $516,500 (consisting of relative fair value of the warrants of $169,630 and beneficial conversion features of $346,870), the net proceeds received by the Company after the debt discount of $83,500. For the year ended March 31, 2004, the Company recorded the amortization of discount in the amounts of $24,363 as interest expense using the effective interest method. During the year ended March 31, 2005, the Company fully amortized the debt discount associated with the $600,000 convertible note payable due to the lawsuit filed by the holder of the convertible note payable. See Note 11.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



The Company also entered into a registration rights agreement whereby the Company agreed to file a valid registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Convertible Debentures and Debenture Warrants. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative fair value of the warrants has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the principal amount of the funding for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At March 31, 2005, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of approximately $210,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During years ended March 31, 2005 and 2004, the decrease of the relative fair value of the warrants approximated $68,675 and $87,259, respectively. The relative fair value of the warrants approximated $13,696 as of March 31, 2005.

Per the terms of the note agreement, in the event of default, the Company is subject to accrue interest at a default rate of 18% from the date of the default. As of March 31, 2005, Company had accrued interest of $168,658 related to this convertible note payable. In addition, the Company is obligated to remit 125% of the outstanding note balance or $150,000 upon the acceleration of repayment by the holder.

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

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



A rollforward of the convertible note payable is as follows:

Balance, March 31, 2003                                        $             -
Issuance of convertible debenture                                      600,000
Original discounts recorded on convertible debenture                  (516,500)
Amortization of discounts                                               24,363
                                                               ---------------
Balance, March 31, 2004                                        $       107,863
Amortization of discounts                                              492,137
                                                               ---------------
Balance, December 31, 2004                                     $       600,000
                                                               ===============

The Company capitalized $83,500 of debt issues costs that is being amortized over the life of the Convertible Note. During the year ended March 31, 2004, the Company amortized $15,618 relating to debt issue costs. During the year ended March 31, 2005, the Company fully amortized the debt issue costs associated with the $600,000 convertible note payable due to the lawsuit filed by the holder of the convertible note payable. See Note 12.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

In September 2003, the Company sold 1,000 shares of its 7.5% convertible preferred stock (the "Convertible Preferred Stock") for $1,000,000, less direct issuance costs of $115,000, which were netted against the proceeds of the offering. The Convertible Preferred Stock carries voting rights equivalent to the number of shares of common stock into which it can be converted, and has liquidation preference of $1,000 per share. The Convertible Preferred Stock is convertible into shares of the Company's common stock at the initial conversion price of $2.40 per share. This price is subject to change should the Company issue shares of its common stock at a price less than $1.75 per share. Included with the Convertible Preferred Stock were detachable three-year warrants to purchase 104,167 shares of the Company's common stock at the price of $2.90 per share (the "Preferred Warrants"). The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

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

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



If the Company does not file such an effective registration statement within 30 days of the closing date, or October 25, 2003, the Company is subject to penalties as follows: 1% of the value of the shares and the warrants paid by the purchaser for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At March 31, 2005, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of $350,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the years ended March 31, 2005 and 2004, the decrease of the relative fair value of the warrants approximated $41,744 and $122,082, respectively. The relative fair value of the warrants approximated $18,023 as of March 31, 2005.

As of March 31, 2005, the Company has not declared any preferred dividends and there was $112,500 of dividends in arrears related to the 1,000 share of convertible preferred stock.

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

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock of which 1,000 have been designated at Convertible Preferred Stock (see Note 7).

Common Stock
------------

The Company has authorized 50,000,000 shares of $0.001 par value common stock.

The Company entered into a consulting agreement and agreed to issue to the consultant 100,000 share on each of the following dates: August 1, 2004, February 1, 2005 and July 31, 2005. The Company also agreed to issue to this consultant 200,000 warrants with an exercise price of $1.75 per share on each of the following dates: November 1, 2004, May 1, 2005 and July 31, 2005. As of March 31, 2005, the Company has recognized a liability of $49,344 related to these unissued shares and warrants.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



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

Transactions under the Plans during the years ended March 31, 2004 and 2005 are summarized as follows:

The following table summarizes the options outstanding:

                                                                     Weighted
                                                   Stock             Average
                                                  Option            Exercise
                                                   Plan               Price
                                              --------------    ---------------


          Balance, March 31, 2003                 1,150,000     $      1.22
              Granted                             1,200,000     $      2.00
              Exercised                                   -     $       -
              Canceled                                    -     $       -
                                             --------------
          Balance, March 31, 2004                 2,350,000     $      1.62
              Granted                                     -     $       -
              Exercised                                   -     $       -
              Canceled                                    -     $       -
                                             --------------
          Balance, March 31, 2005                 2,350,000     $      1.62
                                             ==============

          Exercisable at March 31, 2005           2,350,000     $      1.22
                                             ===============


The weighted average remaining contractual life of options outstanding issued under the Plan is 2.18 years at March 31, 2005. The exercise price for the options outstanding under the Plan at March 31, 2005 are as follows:

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



   Number of                       Exercise
    Options                          Price
-----------------              ----------------

         625,000                    $1.00
          25,000                    $1.10
         500,000                    $1.50
       1,200,000                    $2.00
-----------------
       2,350,000
=================

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


Warrants

The Company has issued warrants in connection with the issuance of a convertible debenture and convertible preferred stock. The following table summarizes the warrants outstanding:

                                                                   Weighted-
                                                                    Average
                                                                   Exercise
                                                Warrants             Price

          Balance, March 31, 2003                        -     $       -
              Granted                              194,167     $      2.89
              Exercised                                  -     $       -
              Canceled                                   -     $       -
                                            --------------
          Balance, March 31, 2004                  194,167     $      2.89
              Granted                            3,300,000     $      1.75
              Exercised                                  -     $       -
              Canceled                                   -     $       -
                                            --------------
          Balance, March 31, 2005                3,494,167     $      1.80
                                            ===============

          Exercisable at March 31, 2005          3,494,167     $      1.80
                                            ===============


The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2005 and 2004, respectively: risk-free interest rate of 3.50% and 4.23%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 108% and ranging from 110% to 180%; and a weighted average expected life 2 to 3 years and 1 to 3 years.

The weighted average remaining contractual life of warrants outstanding is 3.91 years at March 31, 2005. The exercise price for the warrants outstanding at March 31, 2005 are as follows:

     Number of                      Exercise
     Warrants                         Price
-----------------                -------------
        3,300,000                        $1.75
           90,000                        $2.88
          104,167                        $2.90
-----------------
        3,494,167
=================

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005




During the year ended March 31, 2005, the Company issued 3,300,000 warrants to consultants with a weighted average exercise price of $1.75. The warrants vest over a period ranging from immediately to three years. The fair value of these warrants amounted to $1,501,364 which is being amortized to expense over the terms of the consulting agreements. During the year ended December 31, 2004, the Company recognized an expense of $553,715 related to these warrants.


NOTE 9 - IMPAIRMENT EXPENSE

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

On January 8, 2004, InnoFood sent the Company a letter explaining that InnoFood was terminating the original InnoFood agreement and the October 17, 2003 LOU. InnoFood claimed that the Company breached both the original Agreement and the LOU by failing to provide the funding provided for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back the $2,160,000 (net of interest of $60,000 InnoFood charged to the Company for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. As of June 30, 2005, the Company has not yet accepted the terms of this promissory note and is still in negotiation with InnoFood regarding the purchase.

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

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2005 are as follows:

        Deferred tax assets:
            Federal net operating loss                           $   3,703,000
            State net operating loss                                   383,000
            Equity instruments issued for compensation/services      1,295,000
            Accrued compensation                                       229,000
            Impairment expense                                         888,000
                                                                 -------------
                                                                     6,498,000
        Total deferred tax assets
            Less valuation allowance                                (6,498,000)
                                                                 -------------

                                                                 $          --
                                                                 =============

During the years ended March 31, 2005 and 2004, the valuation allowance increased by $3,021,000 and $2,193,000, respectively.

At March 31, 2005, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $10,949,000 and $5,157,000, respectively, which include federal and state NOL in the amount of approximately $4,200,000 and $1,662,000 respectively, from Biogentec, Inc., prior to the effective date of the reverse merger on July 2, 2003. Federal NOLs could, if unused, expire in varying amounts in the years 2020 through 2025. State NOLs, if unused, could expire in varying amounts from 2005 through 2010.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended March 31, 2005 and 2004 is as follows:

                                                    2005               2004
                                                -----------        -----------
          Federal income tax rate                  (34.0%)           (34.0%)
          State tax, net of federal benefit         (6.0%)            (6.0%)
          Equity instruments issued for
             Compensation/services                  12.8%              4.4%
          Accrued compensation                       0.2%              3.7%
          Impairment expense                         0.0%             16.4%
          Increase in valuation allowance           27.0%             15.5%
                                                -----------        -----------
          Effective income tax rate                  0.0%              0.0%
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

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005



NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

Gryphon Master Fund, LP v. Cobalis Corp.: On November 8, 2004, the Gryphon Master Fund, LP filed a lawsuit against the Company in United States District Court, Northern District of Texas, Dallas Division. The lawsuit seeks repayment of the $600,000 convertible note payable, accrued interest on the convertible note payable, penalties for failing to register the shares underlying the conversion of the convertible note payable, attorney fees and court costs. As of March 31, 2005, the Gryphon asserts that the Company has accrued $1,503,658 related to this matter. However, the Company disputes this assertion based on the issuance of 305,000 forebearance shares to Gryphon to offset penalties and interest, reducing the total in the Company's opinion to $811,158. The matter is currently in litigation via a countersuit initiated by the Company in response to Gryphon's suit as described above.

Burkett v. Cobalis, et al.: On January 5, 2005, Linda Burkett filed a complaint in the Superior Court of Orange County, California against, among others, Cobalis Corp. and Innofood. Cobalis Corp. was included as a defendant in the following causes of action: Breach of Contract; Money Lent; Money Had and Received; Conversion; Fraud; and Negligent Misrepresentation. In essence, Ms. Burkett is claiming that she "loaned" all named defendants $250,000 and that the funds were never paid back. It appears that the funds were sent directly to Innofood and that Cobalis Corp. was added as a defendant under the theory that Cobalis Corp. somehow allegedly benefited from the funds. Ms. Burkett is claiming various damages, including, but not limited to, repayment of funds, interest and related economic damages. In February 2005, Cobalis Corp. was dismissed as a defendant in this matter due to not being involved or knowing anything about this loan transaction.

Gemini Partners, Inc. v. Cobalis Corp.: On or about December 8, 2004, Gemini Partners, Inc., filed a complaint in the Superior Court of Orange County, California, against Cobalis Corp. for Breach of Contract, Promissory Estoppel, Common Counts and Quantum Meruit. Gemini Partners, Inc., is claiming that Cobalis Corp. failed and refused to pay for services related to Cobalis Corp.'s patent valuation. On or about January 27, 2005, Gemini Partners, Inc., filed a Request for Default claiming that Cobalis Corp. had not responded to the complaint within the statutorily allotted period. It is unclear whether the default was entered. Gemini Partners is claiming damages in an amount less than $25,000. The Company has accrued $25,000 in the accompanying consolidated balance sheet related to this matter. As of April 11, 2005 we paid Gemini Partners in full.

Lease Dispute: In March 2003, the Company vacated its office space. The landlord then filed suit against the Company in the County of Orange, Superior Court of California, for unpaid rent. The Company believes that the landlord breached the agreement and, as such, the Company does not believe it owes any unpaid rent. The landlord holds a sufficient security deposit to cover the disputed amount. The landlord also recently obtained a writ of attachment in the amount of $58,840. The Company has accrued a liability of $60,000 for potential unfavorable outcome.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

                          COBALIS CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD
              FROM NOVEMBER 21, 2000 (INCEPTION) TO MARCH 31, 2005


Leases
------

The Company currently leases its corporate office under an operating lease that expires in March 2006. The Company has paid a security deposit of $40,000 per the terms of the lease agreement.

Rent expense for the years ended March 31, 2005 and 2004 and for the period from November 22, 2000 (inception)to March 31, 2005, was $133,104, $125,680, and
$416,363, respectively.

Future minimum lease payments applicable to non-cancelable operating leases as of March 31, 2005, are as follows:

                                                  Operating
                                                    Leases
            Year ending March 31,
                 2006                                  137,466
                                               ---------------

            Net Minimum Lease Payments         $       137,466
                                               ===============

Common Shares Issued For Loan Collateral
----------------------------------------

During July 2003, the Company was negotiating with a lender in Germany for a loan in the amount of approximately $2,400,000. On July 31, 2003, the Company issued 3,000,000 shares of its restricted common stock as collateral for this loan. This transaction was never completed, there was no consideration to serve as basis for a transaction, and the Company is in the process of attempting to cancel the share certificate. These shares were canceled in August 2004.

NOTE 12 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

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

The effects of the restatement are as follows:

                                                  As previously
                                                      filed          As restated

       March 31, 2001
            Patents                              $   2,222,744  $     1,100,756
            Accumulated amortization of patents  $           -  $        20,458
            Contract payable                     $   2,206,422$       1,092,530
            Total Stockholders' equity           $      76,117  $        47,565
            Net loss                             $   (194,864)  $     (223,416)


       March 31, 2002
            Patents                              $   2,246,005  $     1,124,017
            Accumulated amortization of patents  $           -  $       105,148
            Contract payable                     $   2,259,533$       1,176,802
            Total Stockholders' deficit          $   (260,911)  $     (405,315)
            Net loss                             $ (1,028,397)  $   (1,144,249)


       March 31, 2003
            Patents                              $   3,850,000  $     1,125,466
            Accumulated amortization of patents  $           -  $       192,309
            Total Stockholders' equity           $   3,418,865  $       502,022
            Net loss                             $ (2,087,652)  $   (2,148,008)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants that are required to be disclosed pursuant to Item 304 of Regulation S-B except for the following:

On December 1, 2004, our independent auditor, Stonefield Josephson, Inc., Certified Public Accountants, notified us of certain errors contained in the quarterly report on Form 10-QSB for the period ended September 30, 2004 as filed on November 24, 2004. That report was filed prior to Stonefield Josephson completing their review and contained several errors, including the following:

   o the valuation of certain warrants and common stock granted to non-employees were computed incorrectly and consequently the related expense amount was incorrectly recorded;
   o information contained in the SAFS 148 disclosure was incorrect and the required information for the three months ended September 30, 2004 was not presented in the Form 10-QSB;
   o the fair value of warrants granted to outside consultants should be amortized over the service period instead of the vesting period in accordance with SFAS 123;
   o Note 8 regarding Restatement of Prior Year Financial Statements should have included the restated information for the three months ended September 30, 2003; and
   o we did not disclose that its independent auditors had not reviewed the financial statements pursuant to Statement on Auditing Standards No. 100, Interim Financial Information (SAS 100).

We filed an amended report on Form 10-QSB/A for that period on December 9, 2004. In that amended report, we corrected the items listed above. In addition, that amended report was reviewed by Stonefield Josephson, Inc. prior to filing.

During 2003, we changed our fiscal year end from December 31 to March 31.

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
----------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS. Our directors and principal executive officers are as specified on the following table:

=================== ======== ===================================================
Name                  Age    Position
------------------- -------- ---------------------------------------------------
Chaslav Radovich       45    Chief Executive Officer, President, Secretary,
                             Treasurer and a Director
------------------- -------- ---------------------------------------------------
Radul Radovich         82    Director
------------------- -------- ---------------------------------------------------
Ernest Armstrong       45    Vice President of Business Development, Director
------------------- -------- ---------------------------------------------------
Kevin Prendiville      50    Director
------------------- -------- ---------------------------------------------------
Lawrence May           56    Director
=================== =========== ================================================


RADUL "RUDY" RADOVICH, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Radovich, age 82, has been a Senior Project Manager and Project Head for several multi-billion dollar projects with Ciba-Geigy (Novartis), British Petroleum, Parsons, Narmco, Page Engineering and others. His leadership and focus on deliverable results enabled Mr. Radovich to complete each project as scoped, on time and within budget, driving customer satisfaction and profitability in line with projections. His extensive and diverse experience equipped him to provide consulting services to several Fortune 100 corporations. Radovich has been Chairman of R & R Holdings, Inc., a private investment banking company, for over 15 years. He earned an MSME at University of Belgrade, Yugoslavia. Mr. Radul Radovich is not an officer or director of any other reporting company.

CHASLAV "CHAS" RADOVICH, PRESIDENT, CHIEF EXECUTIVE OFFICER AND A DIRECTOR. Mr. Radovich, age 45, was Founder and CEO of Best Electronics, Inc., from 1986 through 1992. Best Electronics was a wholesaler-distributor of computer memory and peripheral products for companies including Intel, NEC, Toshiba, Motorola and Texas Instruments. From inception, Best Electronics, Inc. was profitable and Mr. Radovich grew earnings by more than 24% per year, while strategically expanding the staff to 25. Since 1992, he has been an independent investor and investment banker with R & R Holdings, Inc. Over the last ten years, Mr. Radovich has raised well over $100 million for private and public companies and played an instrumental role in taking many of them public, including Healthstar, Pharmaprint, Logon America and AimSmart. Mr. Radovich is not an officer or director of any other reporting company.

ERNEST ARMSTRONG, VICE PRESIDENT-BUSINESS DEVELOPMENT AND A DIRECTOR. Mr. Armstrong, age 45, as CEO of Gene Pharmaceuticals, LLC, has overseen clinical research on allergic rhinitis products and out-licensed medical technology for us. From 1991 through 1996, Mr. Armstrong was Founder and President of Broncorp, Inc., a research-based pharmaceutical company focused on drug-delivery technologies and on developing treatments for asthma and allergy. He was an Associate Professor of International Business at Dai-Ichi Economics College, Fukuoka, Japan 1998-1991. Armstrong speaks seven languages and previously lived in Canada, France, Guatemala, Italy, Japan and Switzerland. His education includes: BA-International Marketing and core courses for BS in Biology, Humboldt State University, Arcata, California; BA-French, University of Aix-en-Provence, France; MBA-San Francisco State University. Mr. Armstrong is not an officer or director of any other reporting company.

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

LAWRENCE A. MAY, M.D. Dr. May brings extensive medical and entrepreneurial experience to our Board of Directors. He has served as the medical director for Physician Therapeutics since 2003. From 1997 to 2003, Dr. May served as an executive vice president for Herbalife, and was the chairman of its medical advisory board. Prior to that, Dr. May was in private medical practice since 1979. Dr. May earned his M.D. degree in 1974, and his Bachelor's degree in Economics in 1970, both at Harvard University. Dr. May was also licensed by the National Board of Medical Examiners in 1977. Dr. May is not an officer or director of any other reporting company.

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

LYNDON E. MANSFIELD, MD, PRINCIPAL INVESTIGATIVE PHYSICIAN. Dr. Mansfield, a key medical advisor and the Principal Investigative Physician for BioGentec Inc. since 1992, has conducted many allergy related clinical research studies for major pharmaceutical companies and was instrumental in preparing and presenting the prior trial results for Prehistin(TM)to the FDA. Education: Temple University, Thomas Jefferson Medical University - Doctor of Medicine. Residency:
Pediatrics - Brooke Army Medical Center. Board Certifications: Pediatrics, Allergy and Clinical Immunology, Diagnostic Laboratory Immunology/Clinical Lab, Immunology. Professional Societies: Fellow, American Academy Allergy & Immunology Allergy & Immunology, Fellow, American College of Allergists, Association of Medical Laboratory Immunologists.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2005 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements, with the exception of Kevin Prendiville, one of our directors.

CODE OF ETHICS. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION
----------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the fiscal years ending March 31, 2004 and March 31, 2005. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

==================== ======= ======================================== =============================================== ==============
                                       Annual Compensation                        Long Term Compensation

-------------------- ------- ---------------------------------------- ----------------------------------------------- --------------
Name and Principal    Year   Salary     Bonus ($)    Other Annual                  Awards                 Payouts         All Other
     Position                   ($)                Compensation ($)                                                     Compensation
-------------------- ------- ---------- ---------- ------------------ --------------------------------- ------------- --------------
                                                                       Restricted       Securities          LTIP
                                                                      Stock Awards      Underlying      Payouts ($)
                                                                           ($)       Options/SARs (#)
-------------------- ------- ---------- ---------- ------------------ -------------- ------------------ ------------- --------------
Chaslav Radovich -   2004     125,000     None           None             None             None             None            None
President,
Secretary
-------------------- ------- ---------- ---------- ------------------ -------------- ------------------ ------------- --------------
                     2005    125,000    50,000           None             None             None             None            None
                                (1)     shares
                                        (1)
-------------------- ------- ---------- ---------- ------------------ -------------- ------------------ ------------- --------------
Ernest Armstrong-    2004     100,000   None             None             None             None             None            None
Vice President  of
Business
Development
-------------------- ------- ---------- ---------- ------------------ -------------- ------------------ ------------- --------------
                     2005     100,000   None             None             None             None             None            None
-------------------- ------- ---------- ---------- ------------------ -------------- ------------------ ------------- --------------
James Luce, former   2004     150,000   None             None             None             None             None            None
Chief Operating
Officer, Chief
Marketing Officer
-------------------- ------- ---------- ---------- ------------------ -------------- ------------------ ------------- --------------
                     2005     150,000   None             None             None             None             None            None
-------------------- ------- ---------- ---------- ------------------ -------------- ------------------ ------------- --------------
==================== ======= ========== ========== ================== ============== ================== ============= ==============

   (1) Mr. Radovich was issued 93,750 shares in lieu of employee wages and 50,000 shares as an employee bonus. Mr. Radovich is owed $31,250 in accrued salary for the period from December 31, 2004 to March 31, 2005
   (2) (insert info about options issuable to Armstrong/Gene Pharmaceuticals, if terms are available)

COMPENSATION OF DIRECTORS. Our current directors who are also our employees receive no extra compensation for their service on our board of directors. In January 2005, we issued 250,000 warrants to purchase shares of our common stock at $1.75 per share to Lawrence May, one of our directors.

COMPENSATION OF OFFICERS. As of July 7, 2005, our officers have received no other compensation for their services provided to us, except as described in the table above.

EMPLOYMENT CONTRACTS. The President of our subsidiary (previously the Executive Vice President) entered into an employment agreement dated November 22, 2000, amended on December 31, 2001, which pays an annual salary of up to $125,000 and certain bonuses. As of March 31, 2005, we have a payable to our President totaling $31,250. In mid 2004, our president was issued 107,901 shares of our common stock in satisfaction of $154,500 of past due compensation plus interest. With the additional issuance of 93,750 shares of S-8 stock issued in February 2005, our president's salary has been paid in full through December 31, 2005; we have accrued the $31,250 owed him through March 31, 2005.

Ernest Armstrong agreed to serve as our Vice President of Business Development in conjunction with BioGentec's purchase of the patent underlying our principal product (formerly known as "Immun-Eeze") in 2000 from Gene Pharmaceuticals, LLP. Mr. Armstrong receives a salary of $100,000 annually.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 7, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The percentages in the table assume that the selling security holders will not sell any of their shares which are being registered in this registration statement.

=================== ======================================== ==================================== ===================
Title of Class      Name and Address of Beneficial Owner       Amount and Nature of Beneficial     Percent of Class
                                                                            Owner
------------------- ---------------------------------------- ------------------------------------ -------------------
                    Chaslav Radovich                                 557,851 shares (1)
Common Stock        2445 McCabe Way, Suite 150                 President, Secretary, Treasurer           2.2%
                    Irvine, CA, 92614                                   and Director
------------------- ---------------------------------------- ------------------------------------ -------------------
                    St. Petka Trust
Common Stock        46 Calle Fresno                                 9,183,889 shares (2)                36.3%
                    San Clemente, CA, 92672
------------------- ---------------------------------------- ------------------------------------ -------------------
                    Radul Radovich
Common Stock        46 Calle Fresno                                 9,277,055 shares (2)                36.7%
                    San Clemente, CA, 92672                               Director
------------------- ---------------------------------------- ------------------------------------ -------------------
                    Silver Mountain Promotions
Common Stock        6446 Silver Dawn Lane                             92,833 shares (2)                  0.4%
                    Las Vegas, NV, 89118
------------------- ---------------------------------------- ------------------------------------ -------------------
                    R&R Holdings
Common Stock        46 Calle Fresno                                    333 shares (2)                   <0.1%
                    San Clemente, CA, 92672
------------------- ---------------------------------------- ------------------------------------ -------------------
                    Ernest Armstrong                                1,978,895 shares (3)
Common Stock        2445 McCabe Way, Suite 150                     Vice President Business               7.8%
                    Irvine, CA, 92614                                    Development
------------------- ---------------------------------------- ------------------------------------ -------------------
                    Gene Pharmaceuticals
Common Stock        2445 McCabe Way, Suite 150                      1,771,087 shares (3)                 7.0%
                    Irvine, CA, 2614
------------------- ---------------------------------------- ------------------------------------ -------------------
                    Kevin Prendiville
Common Stock        2445 McCabe Way, Suite 150                       280,715 shares (4)                  1.1%
                    Irvine, CA, 92614                                     Director
------------------- ---------------------------------------- ------------------------------------ -------------------
                    Lawrence May
Common Stock        2445 McCabe Way, Suite 150                           200,000 (5)                     0.8%
                    Irvine, CA, 92614                                     Director
------------------- ---------------------------------------- ------------------------------------ -------------------
                    James Hammer (6)
Common Stock        2537 Red Arrow Drive                              2,769,643 shares                  11.0%
                    Las Vegas, NV 8913
------------------- ---------------------------------------- ------------------------------------ -------------------
Common Stock        Officers and directors as a group                 12,190,612 shares                 48.2%
=================== ======================================== ==================================== ===================

   (1) Chaslav Radovich owns 513,851 individually and is the custodian of the 44,000 shares owned by Milena Radovich, his minor child.
   (2) Radul Radovich is one of the beneficiaries of the St. Petka Trust, which owns 9,183,889 shares. Radul Radovich and his spouse are the owners of R&R Holdings which holds 333 shares of our stock, and of Silver Mountain Promotions which holds 92,833 shares of our common stock.
   (3) Ernest Armstrong owns 100,000 shares individually, 550 shares as joint tenants with Beatrice Armstrong, 3,354 shares as joint tenants with Alicia Armstrong, and is a majority owner of Gene Pharmaceuticals, LLC, which owns 1,771,087 shares. Mr. Armstrong also has 2,200,000 options to purchase shares of our common stock.
   (4) Kevin Prendiville owns 12,500 shares directly and is one of the trustees of the Prendiville Revocable Trust and owner of 268,215 shares,.
   (5) We issuee Lawrence May 250,000 options to purchase shares of our common stock in January 2005.
   (6) James Hammer owns 1,027,143 individually, 32,500 shares jointly with his spouse; shares a residence with immediate family members owning 360,000 shares in the aggregate, and is the beneficiary and trustee of a family trust that owns 1,350,000 shares.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

RELATED PARTY TRANSACTIONS.

CONSULTING CONTRACT. BioGentec has a consulting contract with R&R Holdings, Inc., one of our shareholders ("R&R"), whereby R&R would provide managerial consulting services to us at the rate of $125,000 per year. As stated in the agreement, the rate increased to $135,000 per year upon BioGentec's merger with our wholly-owned subsidiary. R&R is also one of our shareholders. As of September 30, 2004, we have a payable to R&R under the contract for consulting fees totaling $276,142 which is included as a payable to related parties. Radul Radovich, one of our directors, and his spouse are the owners of R&R Holdings. Radul Radovich and his spouse, the parents of our sole officer and one of our directors, Chas Radovich, are also beneficiaries of the St. Petka Trust, which is our majority stockholder.

ADVANCES. During the period from April 1, 2003 to March 31, 2005, R&R advanced BioGentec additional cash totaling $1,445,692. During the year ended March 31, 2005, we repaid R&R in the amount of $15,500. As of March 31, 2005, R&R has outstanding advances totaling $1,943,050. The advances, excluding the transactions being classified as contributions to capital, have been recorded as demand loans payable. We have imputed interest on the note at a rate of 10% per annum. As of March 31, 2005, we have outstanding accrued interest payable of $147,309 on these advances from R&R.

In September 2003, R&R advanced us an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide us with additional financing with regard to the InnoFood transaction. (See Note 5 and Note 9 of our financial statements) Interest expense in the amount of $17,000 was accrued for the year ended March 31, 2005 relating to this advance. As of March 31, 2005, we have an outstanding accrued interest payable of $30,647 on these advances.

EMPLOYMENT CONTRACTS. The President of our subsidiary (previously the Executive Vice President) entered into an employment agreement dated November 22, 2000, amended on December 31, 2001, which pays an annual salary of up to $125,000 and certain bonuses. As of March 31, 2005, we have a payable to our President totaling $31,250. In mid 2004, our president was issued 107,901 shares of our common stock in satisfaction of $154,500 of past due compensation plus interest. With the additional issuance of 93,750 shares of S-8 stock issued in February 2005, our president's salary has been paid in full through December 31, 2005; we have accrued the $31,250 owed him through March 31, 2005.

INTELLECTUAL PROPERTY AGREEMENT. In 2000 BioGentec purchased the patent underlying our principal product (formerly known as "Immun-Eeze"), along with pending international patent applications, and certain other tangible assets and related trademarks, copyrights and customer lists from Gene Pharmaceuticals, LLC, whose managing member is controlled by Ernest Armstrong, our Vice President of Business Development for $150,000 plus royalties tied to future sales. In August 2002, the parties agreed to postpone the payment of royalties in exchange for 250,000 options to purchase BioGentec's common stock at $1.10 per share. In December 2002, the parties agreed to supersede the terms of the August 2002 addendum by amending the original agreement to include an additional payment of 2,000,000 shares of BioGentec's common stock at $2.00 per share, plus a royalties on sales of products. In March 2004, we agreed to further amend the original underlying agreement including the terms of the royalty provision in the underlying agreement, although the specific terms have not yet been finalized.

COMMON STOCK. In February 2004, we issued 20,000 shares of restricted common stock to Ernest Armstrong, our Vice President of Business Development. The shares were valued at $1.50 per share.

In April 2004, we issued 622,084 shares of our common stock which we registered on Form S-8. Of that total, we issued the following to related parties: 120,923 shares to Chaslav Radovich, our President, in lieu of employee wages; 36,231 shares to Ernest Armstrong; and 81,516 shares to James Luce, our former Chief Operating Officer and Chief Marketing Officer.

In January 2005, we issued 606,995 shares of our common stock which we registered on Form S-8. Of that total, we issued the following to related parties: 143,750 shares to Chaslav Radovich, our President, in lieu of employee wages (93,750 shares) and as an employee bonus (50,000 shares).

STOCK OPTIONS. In February 2004, we agreed to grant Mr. Ernest Armstrong 1,200,000 options to purchase shares of our common stock. In addition, St. Petka Trust, our majority shareholder agreed to transfer 1,000,000 of its options to purchase shares of our common stock to Mr. Armstrong. The exercise prices of these options were above the market price of our common stock on the date of the grant; therefore, no expense was recognized.
WARRANTS. In January 2005, we issued 250,000 warrants to purchase shares of our common stock at $1.75 per share to Lawrence May, one of our directors.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a) Exhibit No.
--------------
3.1      Articles of Incorporation*
3.1.1    Certificate of Amendment to Articles of Incorporation*
3.1.2    Certificate of Amendment to Articles of Incorporation**
3.1.3    Certificate of Amendment to Articles of Incorporation***
3.2      Bylaws*
4.1      Convertible Note with Gryphon Master Fund LP
10.1 Asset Purchase Agreement between BioGentec Inc., (fka St. Petka, Inc.) and Gene Pharmaceuticals, LLC, (fka Allergy Limited, LLC,) as amended
31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer
* Included in the registration statement on Form 10-SB filed on February 8, 2002.
** Included in Information Statement on Schedule 14C filed June 10, 2003 ** Included in Information Statement on Schedule 14C filed June 10, 2004

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, except for the following:

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended March 31, 2005 and March 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $54,000 and $66,000, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years ended March 31, 2005 and March 31, 2004

TAX FEES. For the fiscal years ended March 31, 2005 and March 31, 2004, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Irvine, California, on July 15, 2005.

Cobalis Corp.,
a Nevada corporation


/s/ Chaslav Radovich
-----------------------------
Chaslav Radovich
principal executive officer, president, treasurer
secretary, director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chaslav Radovich
-----------------------------                July 15, 2005
Chaslav Radovich
Principal Executive Officer, President, Treasurer
Secretary, Director


/s/ Radul Radovich
-----------------------------                July 15, 2005
Radul Radovich
Director


/s/ Ernest Armstrong
-----------------------------                July 15, 2005
Ernest Armstrong
Director



/s/ Kevin Prendiville
-----------------------------                July 15, 2005
Kevin Prendiville
Director


/s/ Lawrence May
-----------------------------                July 15, 2005
Lawrence May
Director