Form 10KSB/A
period 2005-03-31
Cobalis Corp
filed 2005-08-05
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               AMENDMENT NO. 1 TO

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

Transitional Small Business Disclosure format (check one): ( ) Yes   (X) No

The financial statements for the year ended March 31, 2004 and the period from November 21, 2000 (inception) to March 31, 2004 included in the filing are unaudited and this 10KSB is considered 'deficient' under the Commission's rules and regulations. We have engaged our current auditor, Kabani & Company, Inc., to reaudit the aforementioned financial statements and intend to file a second amended Form 10KSB with financials that comply with the Commission's rules and regulations.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

The financial statements for the year ended March 31, 2004 and the period from November 21, 2000 (inception) to March 31, 2004 included in the filing are unaudited and this 10KSB is considered 'deficient' under the Commission's rules and regulations. We have engaged our current auditor, Kabani & Company, Inc., to reaudit the aforementioned financial statements and intend to file a second amended Form 10KSB with financials that comply with the Commission's rules and regulations.

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

LIQUIDITY AND CAPITAL RESOURCES


The financial statements for the year ended March 31, 2004 and the period from November 21, 2000 (inception) to March 31, 2004 included in the filing are unaudited and this 10KSB is considered 'deficient' under the Commission's rules and regulations. We have engaged our current auditor, Kabani & Company, Inc., to reaudit the aforementioned financial statements and intend to file a second amended Form 10KSB with financials that comply with the Commission's rules and regulations.

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

^

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

                          COBALIS CORP. AND SUBSIDIARY
                           (FORMERLY BIOGENTECH CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Cumulative from
                                                     Year Ended                             November 21,
                                                      March 31,         March 31,       2000 (inception) to
                                                        2005               2004            March 31, 2005
                                                   ----------------   ---------------   ---------------------

                                                                         (unaudited)         (unaudited)

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

     (Information presented from inception to March 31, 2004 is unaudited)

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

                                                                      (unaudited)   (unaudited)

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



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:(UNAUDITED)


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


FOR THE YEAR ENDED MARCH 31, 2004 (UNAUDITED)

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


           (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)


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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)


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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)




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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)


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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)



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

         (INFORMATION FROM INCEPTION TO MARCH 31, 2004 IS UNAUDITED)


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

On July 15, 2005, we filed our annual report on Form 10-KSB for the fiscal year ended March 31, 2005 without the permission of Stonefield Josephson, Inc., our former auditor, due to a fee dispute with Stonefield Josephson, Inc. Our annual report erroneously included a report dated July 20, 2005, which purported to be from Stonefield Josephson, Inc., implying that additional auditing procedures had been performed by that firm, when that had not occurred. Therefore, this amended annual report is being filed to remove the Stonefield Josephson report.

Stonefield Josephson has notified us that it has withdrawn its report dated July 8, 2004 on the Company's 2004 and 2003 financial statements and its report dated May 23, 2003 on the Company's 2003 and 2002 financial statements, effective immediately. Stonefield Josephson also notified us that reliance should not be placed on the aforementioned reports on any related financial statements.

During 2003, we changed our fiscal year end from December 31 to March 31.

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------


(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Irvine, California, on August 5, 2005.




Cobalis Corp.,
a Nevada corporation


/s/ Chaslav Radovich
-----------------------------
Chaslav Radovich
principal executive officer, president, treasurer
secretary, director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chaslav Radovich
-----------------------------                August 5, 2005
Chaslav Radovich
Principal Executive Officer, President, Treasurer
Secretary, Director


/s/ Radul Radovich
-----------------------------                August 5, 2005
Radul Radovich
Director


/s/ Ernest Armstrong
-----------------------------                August 5, 2005
Ernest Armstrong
Director



/s/ Kevin Prendiville
-----------------------------                August 5, 2005
Kevin Prendiville
Director


/s/ Lawrence May
-----------------------------                August 5, 2005
Lawrence May
Director