Form 10KSB/A
period 2005-03-31
Cobalis Corp
filed 2005-08-22
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               AMENDMENT NO. 2 TO

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


^

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


WARRANTS. We issued 90,000 warrants on September 15, 2003 to Gryphon. There are also warrants attached to shares of the preferred stock issued to Gryphon which are convertible to 104,167 shares of our common stock. In July 2004 we issued 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to Martin Marion and 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to Bojan Cosic, both of whom are our employees. These warrants are partially vested with three years vesting period. In October 2004, we issued 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to DLZ for consulting services. In September 2004, we issued 50,000 warrants to purchase shares of our common stock at $1.75 per share to Kevin Pickard for accounting services rendered to us. In January 2005, we issued 250,000 warrants to purchase shares of our common stock at $1.75 per share to Lawrence May, one of our directors.



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

^


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

^

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

     Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004, and from November 21, 2000 (inception) to March 31, 2005

     Notes to Consolidated Financial Statements

             Report of Independent Registered Public Accounting Firm




Board of Directors and Stockholders of
Cobalis Corp.
Irvine, California


We have audited the accompanying consolidated balance sheets of Cobalis Corp. (formerly Biogentech Corp.) and subsidiary as of March 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobalis and subsidiary as of March 31, 2005, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.


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


Los Angeles, California
August 17, 2005

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


^


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


 ^



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

^



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

^



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

^



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

^



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

^



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

^


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

^


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

^



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


^



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

^



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

^



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

^



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

^



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

^



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

^



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

^




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

^


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

^



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

^


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


^

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


On July 15, 2005, we filed our annual report on Form 10-KSB for the fiscal year ended March 31, 2005 without the permission of Stonefield Josephson, Inc., our former auditor, due to a fee dispute with Stonefield Josephson, Inc. Our annual report erroneously included a report dated July 20, 2005, which purported to be from Stonefield Josephson, Inc., implying that additional auditing procedures had been performed by that firm, when that had not occurred. Therefore, on August 5, 2005 an amended annual report was filed to remove the Stonefield Josephson report.


Stonefield Josephson has notified us that it has withdrawn its report dated July 8, 2004 on the Company's 2004 and 2003 financial statements and its report dated May 23, 2003 on the Company's 2003 and 2002 financial statements, effective immediately. Stonefield Josephson also notified us that reliance should not be placed on the aforementioned reports on any related financial statements.


This current amendment is being filed to reflect the audit of our financial statements conducted by Kabani & Co. for both the year ended March 31, 2005 and the year ended March 31, 2004.


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

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Irvine, California, on August 19, 2005.




Cobalis Corp.,
a Nevada corporation


/s/ Chaslav Radovich
-----------------------------
Chaslav Radovich
principal executive officer, president, treasurer
secretary, director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chaslav Radovich
-----------------------------                August 19, 2005
Chaslav Radovich
Principal Executive Officer, President, Treasurer
Secretary, Director


/s/ Radul Radovich
-----------------------------                August 19, 2005
Radul Radovich
Director


/s/ Ernest Armstrong
-----------------------------                August 19, 2005
Ernest Armstrong
Director



/s/ Kevin Prendiville
-----------------------------                August 19, 2005
Kevin Prendiville
Director


/s/ Lawrence May
-----------------------------                August 19, 2005
Lawrence May
Director