Form 10QSB
period 2005-06-30
Cobalis Corp
filed 2005-08-22
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005 - 25,322,964

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  COBALIS CORP.
                                      Index

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial Statements                                              2

           Consolidated Balance Sheet as of June 30, 2005 (unaudited)        2

           Consolidated Statements of Operations for the
           three months ended June 30, 2005 and 2004 (unaudited)             3

           Consolidated Statements of Stockholders' Deficit for the
           three months ended June 30, 2005 (unaudited)                      4

           Consolidated Statements of Cash Flows for the
           three months ended June 30, 2005 and 2004 (unaudited)             5
           Notes to Consolidated Financial Statements (unaudited)            6

Item 2.    Management's Discussion and Analysis or Plan of Operations       13

Item 3.    Controls and Procedures                                          18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      19

Item 3.    Defaults Upon Senior Securities                                  19

Item 4.    Submission of Matters to a Vote of Security Holders              19

Item 5.    Other Information                                                19

Item 6.    Exhibits                                                         19

SIGNATURES 20

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements




                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                                            June 30,
                                                                                              2005
                                                                                        ------------------
                                                                                           (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                          $         103,464
     Escrow deposit                                                                               475,000
                                                                                        ------------------
TOTAL CURRENT ASSETS                                                                              578,464

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $79,815                                 33,805
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $32,485                               2,122
PATENTS, net of accumulated amortization of $238,318                                              666,997
DEPOSIT                                                                                            40,000
                                                                                        ------------------
TOTAL ASSETS                                                                            $       1,321,388
                                                                                        ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                   $         309,664
     Accrued expenses                                                                           2,275,291
     Due to related parties                                                                     3,551,463
     Advances from stockholders                                                                   260,000
     Warrant liability                                                                              6,154
     Convertible notes payable                                                                    700,000
                                                                                        ------------------
TOTAL CURRENT LIABILITIES                                                                       7,102,572

CONVERTIBLE PREFERRED STOCK (dividends on arrears of $131,250)                                    885,000

COMMITMENTS AND CONTINGENCIES                                                                           -

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 25,137,964 shares issued and outstanding                                        25,138
     Additional paid-in capital                                                                12,456,384
     Deficit accumulated during the development stage                                         (19,147,706)
                                                                                        ------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                    (6,666,184)
                                                                                        ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $       1,321,388
                                                                                        ==================






              The accompanying notes are an integral part of these
                       consolidated financial statements

                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                        Cumulative from
                                                                        Three Months Ended                November 21,
                                                                    June 30,           June 30,       2000 (inception) to
                                                                      2005               2004            June 30, 2005
                                                                 ----------------   ---------------   ---------------------
                                                                   (unaudited)       (unaudited)          (unaudited)

NET SALES                                                        $             - $              359   $               5,589

COST OF SALES                                                                  -              1,120                  31,342
                                                                 ----------------   ---------------   ---------------------
GROSS PROFIT (LOSS)                                                            -               (761)                (25,753)
                                                                 ----------------   ---------------   ---------------------

OPERATING EXPENSES:
     Professional fees                                                   511,178            212,959               6,095,964
     Salary and wages                                                     82,567             75,504               2,058,345
     Rent expense                                                         34,436             32,186                 450,799
     Marketing and research                                               26,273                898               2,271,645
     Depreciation and amortization                                        24,882             20,974                 459,247
     Impairment expense                                                        -                  -               2,331,522
     Other operating expenses                                            105,877             78,703               1,227,189
                                                                 ----------------   ---------------   ---------------------
TOTAL OPERATING EXPENSES                                                 785,213            421,224              14,894,711
                                                                 ----------------   ---------------   ---------------------

LOSS FROM OPERATIONS                                                    (785,213)          (421,985)            (14,920,464)

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                               (182,732)          (201,369)             (3,687,567)
     Change in fair value of warrant liability                            25,565             70,478                 345,325
                                                                 ----------------   ---------------   ---------------------
TOTAL OTHER INCOME (EXPENSE)                                            (157,167)          (130,891)             (3,342,242)
                                                                 ----------------   ---------------   ---------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                  (942,380)          (552,876)            (18,262,706)

PROVISION FOR INCOME TAXES                                                     -                  -                       -
                                                                 ----------------   ---------------   ---------------------

NET LOSS                                                                (942,380)          (552,876)            (18,262,706)

PREFERRED STOCK DIVIDENDS                                                 18,750             18,750               1,016,250
                                                                 ----------------   ---------------   ---------------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS                       $      (961,130)   $      (571,626)  $         (19,278,956)
                                                                 ================   ===============   =====================

NET LOSS PER SHARE:
     BASIC AND DILUTED                                           $         (0.04)   $         (0.03)  $               (0.99)
                                                                 ================   ===============   =====================

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                                                24,836,808         21,240,680              19,456,562
                                                                 ================   ===============   =====================




              The accompanying notes are an integral part of these
                       consolidated financial statements

                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit
       For the Period From November 21, 2000 (inception) to March 31, 2005
                                   (unaudited)


                                                                                                             Deficit
                                                                                                            accumulated    Total
                                                                                    Additional              during the stockholders'
                                                                    Common stock     paid-in     Deferred   development   equity
                                                                 Shares      Amount  capital   compensation   stage      (deficit)
                                                               ---------  --------- ----------- ----------- ----------  ------------
Balance at inception (November 21, 2000)                               -  $       - $         - $         - $        -  $         -
Issuance of founder's shares in exchange
  for property and equipment                                  16,300,000     16,300           -           -          -       16,300
Issuance of common stock for cash - November 2000 @ $1.00         30,000         30      29,970           -          -       30,000
Issuance of common stock for cash - December 2000 @ $1.00         15,000         15      14,985           -          -       15,000
Issuance of common stock for cash - February 2001 @ $1.00         12,000         12      11,988           -          -       12,000
Issuance of common stock for cash - March 2001 @ $1.00           125,000        125     124,875           -          -      125,000
Issuance of common stock for services - March 2001 @ $1.00        10,000         10       9,990           -          -       10,000
Contributed capital                                                    -          -      62,681           -          -       62,681
Net loss for the period from inception                                                                                            -
  (November 21, 2000) to March 31, 2001                                -          -           -           -   (223,416)    (223,416)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2001                                     16,492,000     16,492     254,489           -   (223,416)      47,565

Issuance of common stock for cash - April 2001 @ $1.00            10,000         10       9,990           -          -       10,000
Issuance of common stock for telephone equipment -
  April 2001 @ $1.00                                               6,750          7       6,743           -          -        6,750
Issuance of common stock for cash - May 2001 @ $1.00              11,000         11      10,989           -          -       11,000
Issuance of common stock for website development -
  May 2001 @ $1.00                                                17,000         17      16,983           -          -       17,000
Issuance of common stock for legal services -
  May 2001 @ $1.00                                                 1,000          1         999           -          -        1,000
Issuance of common stock for cash - June 2001 @ $1.00             23,500         24      23,476           -          -       23,500
Issuance of common stock for cash - July 2001 @ $1.00             20,000         20      19,980           -          -       20,000
Issuance of common stock for cash - August 2001 @ $1.00           25,000         25      24,975           -          -       25,000
Issuance of common stock for services, related party -
  September 2001 @ $1.00                                          65,858         66      65,792           -          -       65,858
Issuance of common stock for cash - September 2001 @ $1.00        15,000         15      14,985           -          -       15,000
Issuance of common stock for services - September 2001 @1.00      11,000         11      10,989           -          -       11,000
Issuance of stock options for services - September 2001                -          -      32,000           -          -       32,000
Issuance of common stock for cash - October 2001 @ $1.00           5,000          5       4,995           -          -        5,000
Issuance of common stock for cash - December 2001 @ $1.00         30,000         30      29,970           -          -       30,000
Issuance of common stock for services -
  December 31, 2001 @ $1.00                                       33,000         33      32,967           -          -       33,000
Issuance of common stock for services, related party -
  December 2001 @ $1.00                                          117,500        118     117,382           -          -      117,500
Issuance of common stock for prepaid advertising -
  December 2001 @ $1.00                                           15,600         15      15,585           -          -       15,600
Issuance of common stock for property and equipment -
  January 2002 @ $3.00                                             1,000          1       2,999           -          -        3,000
Issuance of common stock for services, related party -
  January 2002 @ $1.00                                            33,000         33      32,967           -          -       33,000
Issuance of common stock for cash - February 2002 @ $2.00         20,000         20      39,980           -          -       40,000
Issuance of common stock for cash - March 2002 @ $2.00            12,500         12      24,988           -          -       25,000
Contributed capital                                                    -          -     211,269           -          -      211,269
Deferred compensation                                                  -          -           -     (60,108)         -      (60,108)
Net loss                                                               -          -           -           - (1,144,249)  (1,144,249)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2002                                     16,965,708     16,966   1,005,492     (60,108)(1,367,665)    (405,315)

Issuance of common stock for services - April 2002 @ $2.00         3,000          3       5,997           -          -        6,000
Issuance of common stock for cash - April 2002 @ $1.00            10,000         10       9,990           -          -       10,000
Issuance of common stock for cash - April 2002 @ $2.00            17,500         17      34,983           -          -       35,000
Issuance of common stock for cash - May 2002 @ $1.00              10,000         10       9,990           -          -       10,000
Issuance of common stock for cash - May 2002 @ $2.00              16,000         16      31,984           -          -       32,000
Issuance of stock options for services - May 2002                      -          -     350,000           -          -      350,000
Contributed capital - bonus expense                                    -          -      50,000           -          -       50,000
Issuance of common stock for cash - June 2002 @ $1.00              5,000          5       4,995           -          -        5,000
Issuance of common stock for cash - June 2002 @ $2.00              5,000          5       9,995           -          -       10,000
Issuance of common stock for cash - July 2002 @ $1.00              5,000          5       4,995           -          -        5,000
Issuance of common stock for cash - August 2002 @ $2.00           10,000         10      19,990           -          -       20,000
Issuance of common stock for cash - September 2002 @ $2.00        10,000         10      19,990           -          -       20,000
Issuance of stock options below fair market value -
November 2002                                                          -          -     250,000    (250,000)         -            -
Issuance of common stock for conversion of note -
December 2002 @ 2.00                                              50,000         50      99,950           -          -      100,000
Issuance of common stock for cash - December 2002 @ $2.00         20,000         20      39,980           -          -       40,000
Issuance of common stock for services - December 2002 @ 2.00      15,000         15      29,985           -          -       30,000
Issuance of common stock for patents - December 2002 $2.00     2,000,000      2,000   1,285,917           -          -    1,287,917
Contributed capital                                                                     292,718           -          -      292,718
Issuance of common stock for exercise of options -
December 2002                                                    574,000        574     574,000           -          -      574,602
Deferred compensation                                                                                60,108                  60,108
Contributed capital                                                                       5,000           -          -        5,000
Issuance of common stock for services - January 2003                                     25,000           -          -       25,000
Issuance of common stock for cash February 2003 @ $2.00           11,500         12      22,988           -          -       23,000
Issuance of common stock for cash March 2003 @ $2.00               5,000          5       9,995           -          -       10,000
Deferred compensation                                                                                54,000          -       54,000
Net loss                                                                                                  - (2,148,008)  (2,148,008)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2003                                     19,732,708     19,733   4,193,962    (196,000)(3,515,673)     502,022

Issuance of common stock for cash April 2003 @ $2.00              70,000         70     139,930           -          -      140,000
Issuance of common stock for cash May 2003 @ $2.00                30,000         30      59,970           -          -       60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")           1,032,000      1,032    (101,032)          -          -     (100,000)
Issuance of common stock for penalties  January 2004
@ $2.80                                                          135,000        135     377,865           -          -      378,000
Issuance of common stock for services February 2004
@ $2.20                                                          100,000        100     219,900           -          -      220,000
Issuance of common stock for services February 2004
@ $1.85                                                           20,000         20      36,980           -          -       37,000
Value of beneficial converstion feature of convertible
  debenture issued in September 2003                                                    346,870           -          -      346,870
Fair value allocated to warrant liability for detachable
  warrants issued with preferred stock                                                 (181,849)          -          -     (181,849)
Dividend on preferred stock                                                             885,000           -   (885,000)           -

Deferred compensation                                                                         -     196,000          -      196,000

Net loss                                                                                      -             (5,703,639)  (5,703,639)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2004                                     21,119,708     21,120   5,977,596           -(10,104,312)  (4,105,596)

Issuance of common stock for penalties May 2004
@ $1.85                                                          170,000        170     314,330           -          -      314,500
Issuance of common stock for services June 2004
@ $1.75                                                           10,000         10      17,490           -          -       17,500
Issuance of common stock for conversion of debt
June 2004 @1.60                                                  371,317        371     593,736           -          -      594,107
Issuance of common stock for services July 2004
@ $1.35                                                            7,489          8      10,101                              10,109
Issuance of common stock for services July 2004
@ $1.10                                                           75,000         75      82,425                              82,500
Issuance of common stock for services August 2004
@ $0.75                                                          100,000        100      74,900                              75,000
Conversion of debt to common stock September 2004
@ $1.75                                                          857,143        857   1,499,143                           1,500,000
Issuance of common stock for services October 2004
@ $2.20                                                            4,758          5      10,463                              10,468
Issuance of common stock for services October 2004
@ $2.55                                                          375,000        375     955,875                             956,250
Issuance of common stock for services December 2004
@ $1.45                                                            5,000          5       7,245                               7,250
Issuance of common stock for services December 2004
@ 1.30                                                            63,676         63      82,715                              82,778
Issuance of common stock for services January 2005
@ $1.05                                                            1,250          1       1,312                               1,313
Issuance of common stock for services January 2005
@ $1.18                                                           75,000         75      88,425                              88,500
Issuance of common stock for services February 2005
@ $1.10                                                          155,000        155     170,345                             170,500
Issuance of common stock for services February 2005
@ $1.06                                                          100,000        100     105,900                             106,000
Issuance of common stock for services February 2005
@ $0.95                                                           30,000         30      28,470                              28,500
Issuance of common stock for services February 2005
@ $1.05                                                           80,628         81      84,578                              84,659
Issuance of common stock for services February 2005
@ $1.00                                                          467,159        467     466,692                             467,159
Issuance of common stock for services February 2005
@ $0.96                                                          350,000        350     335,650                             336,000
Issuance of common stock for financing costs March 2005
@ $0.81                                                           50,000         50      40,450                              40,500
Issuance of common stock for services March 2005
@ $0.80                                                            5,000          5       3,995                               4,000
Issuance of common stock for services March 2005
@ $0.75                                                          120,000        120      89,880                              90,000
Issuance of common stock for services March 2005
@ $0.68                                                           37,500         38      25,462                              25,500

Fair value of warrants issued to consultants                                            553,715                             553,715

Net loss                                                                                                    (8,101,014)  (8,101,014)
                                                               ---------  --------- ----------- ----------- ----------   -----------
Balance at March 31, 2005                                    24,630,628      24,631  12,023,750          -  (18,205,32)  (6,156,945)


Cancelation of common stock previously issued                   (105,000)      (105)   (113,895)                           (114,000)
Issuance of common stock for services April 2005
 @ $0.59                                                         100,000        100      58,900                              59,000
Issuance of common stock for services April 2005
@ $0.62                                                          162,500        162     100,587                             100,749
Issuance of common stock for services May 2005 @
$0.60                                                             39,836         40      23,862                              23,902
Issuance of common stock for services June 2005 @
$0.65                                                            110,000        110      71,390                              71,500
Issuance of common stock for services June 2005 @
$0.45                                                            200,000        200      89,800                              90,000

Amortization of fair value of warrants issued to consultants                            201,990                             201,990

Net loss                                                                                                      (942,380)    (942,380)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at June 30, 2005                                      25,137,964  $  25,138 $12,456,384 $        - $(19,147,706)$(6,666,184)
                                                               =========  ========= =========== =========== ==========  ============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                          COBALIS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



      Cobalis Corp. and Subsidiary
   (formerly Biogentech Corp.)
     (A Development Stage Company)
      Consolidated Statements of Cash Flows

                                                                                   Cumulative from
                                                        Three Months Ended           November 21,
                                                     June 30,       June 30,     2000 (inception) to
                                                       2005           2004          June 30, 2005
                                                    ------------  -------------  -------------------
                                                     (unaudited)   (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $  (942,380)  $   (552,876)  $ (18,262,706)
   Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization expense               24,882         20,974         459,247
     Common stock issued for services                   231,151         17,500       3,439,495
     Common stock issued for penalty                          -        314,500         692,500
     Common stock issued for financing costs                  -              -          40,500
     Change in value of warrant liability               (25,565)       (70,478)       (345,325)
     Amortization of debt issue costs                         -          6,933          83,500
     Exercise of stock options for services                   -              -          26,960
     Amortization of discounts on notes                       -         15,228         790,128
     Issuance of stock options/warrants for services    201,990              -       1,162,705
     Capital contribution - bonus (related party)             -              -          50,000
     Amortization of prepaid advertising                      -              -          15,600
     Amortization of deferred compensation                    -              -         250,000
     Discount on common stock issued for settlement of debt   -              -          50,000
     Impairment expense                                       -              -       2,331,522
   Changes in assets and liabilities:                                                        -
    Prepaid expenses and other assets                  (475,000)        (1,890)       (475,000)
    Inventory                                                 -              -           6,250
    Accounts payable                                    (17,155)       211,728         718,054
    Accrued expenses                                     67,207       (159,382)      2,963,148
    Amounts due to related parties                      129,806         39,313       1,567,646
                                                    ------------  -------------  --------------
Net cash used in operating activities                  (805,064)      (158,450)     (4,435,776)
                                                    ------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         -              -         (87,569)
   Increase in patent costs                                   -              -         (24,711)
   Change in restricted cash                                  -              -               -
   Merger fees and costs                                      -              -               -
   Increase in acquisition deposits                           -              -      (2,220,000)
   Increase in other deposits                                 -              -         (40,000)
   Increase in capitalized website                            -         (3,532)        (18,097)

                                                    ------------  -------------  --------------
Net cash used in investing activities                         -         (3,532)     (2,390,377)
                                                    ------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft                             (11,941)        27,801               -
   Payment on contract                                        -              -        (161,000)
   Proceeds from advances - related party               614,500         70,500       2,939,449
   Proceeds from advances from stockholders             260,000              -         260,000
   Proceeds from issuance of notes payable                    -              -       1,215,000
   Proceeds from sale of common stock                         -              -         806,500
   Proceeds from sale of preferred stock                      -              -         885,000
   Proceeds from convertible debenture                  100,000              -         700,000
   Capital contribution                                       -              -         571,668
   Payment of debt issue costs                                -              -         (83,500)
   Payments on advances - related party                 (55,200)       (12,500)       (203,500)
                                                    ------------  -------------  --------------
Net cash provided by financing activities               907,359         85,801       6,929,617
                                                    ------------  -------------  --------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     102,295        (76,181)        103,464

CASH AND CASH EQUIVALENTS, Beginning of period            1,169         76,181               -
                                                    ------------  -------------  --------------

CASH AND CASH EQUIVALENTS, End of period            $   103,464   $          -   $     103,464
                                                    ============  =============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                    $         -   $          -   $           -
                                                    ============  =============  ==============
   Income taxes paid                                $         -   $          -   $           -
                                                    ============  =============  ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.

Going Concern
-------------
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $942,380 for the three months ended June 30, 2005 and as of June 30, 2005, the Company had a working capital deficit of $6,524,108 and a stockholder deficit of $6,666,184. In addition, as of June 30, 2005, the Company has not developed a substantial source of revenue. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The pro forma information regarding the effects on operations that is required by SFAS 123 and SFAS 148 are not presented since there is no pro forma expense to be shown for the three months and three months ended June 30, 2005 and 2004.


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 5,844,167 and 2,544,167 common equivalent shares outstanding related to the options and warrants at June 30, 2005 and 2004, respectively. In addition, as of June 30, 2005, 716,667 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.


NOTE 3 - ESCROW DEPOSIT

At June 30, 2005, the escrow deposit represented amount held in escrow by the Company's attorney to be used as a partial payment on the amounts due related to the clinical trials. Subsequent to June 30, 2005, all of these funds were disbursed.

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2005 consisted of the following:

                  Furniture and fixtures                            $    71,500
                  Office equipment                                       42,120
                                                                    -----------
                                                                        113,620
                  Less accumulated depreciation and amortization        (79,815)
                                                                    -----------

                                                                    $    33,805
NOTE 5 - ACCRUED EXPENSES

Accrued expenses at June 30, 2005 consisted of the following:

                  Accrued clinical trials payable                   $ 1,117,998
                  Accrued penalties payable                             806,000
                  Accrued interest payable                              195,583
                  Accrued legal settlement                               60,000
                  Accrued legal fees                                     25,000
                  Other                                                  70,710
                                                                    -----------
                                                                    $ 2,275,291



NOTE 6 - DUE TO RELATED PARTIES

Due to related parties at June 30, 2005 consists of the following:

                  R&R Holdings, Inc. and affiliate a)               $ 3,287,504
                  Chaslav Radovich b)                                    62,500
                  Other officers/executives c)                          201,459
                                                                    -----------
                                                                    $ 3,551,463


a) On January 1, 2001, the Company entered into a consulting contract with R&R Development, Inc. DBA R&R Holdings, Inc. and its affiliate, Silver Mountain Promotions, Inc. ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate was increased to $135,000 per year. R&R is also a shareholder of the Company and the controlling shareholder of R&R is Mr. Radul "Rudy" Radovich, the Company's Chairman. As of June 30, 2005, the Company had accrued $377,392 of consulting fees relating to this agreement.

R&R advances the Company cash from time to time. As of June 30, 2005, the Company owed R&R $2,102,350 related to these advances. The St. Petka Trust, which is controlled by Mr. Radul Radovich, also advances the Company cash from time to time. As of June 30, 2005, the Company owed St. Petka Trust $400,000 related to these advances. The Company has accrued interest on these advances at a rate of 10% per annum. Accrued interest at June 30, 2005 related to these advances totaled $202,877.

In September 2003, R&R advanced the Company an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide the Company with additional financing with regard to the InnoFood transaction. Accrued interest at June 30, 2005 related to this advance was $34,885.

b) The Company currently owes its Chief Executive Officer $62,500 in past due compensation. The Company is accruing salary to its CEO at an annual rate of $125,000.

c) The Company currently owes other current and former executives $88,334 and $113,125, respectively, in past due compensation.


NOTE 7 - ADVANCES FROM STOCKHOLDERS

At June 30, 2005, two stockholders advanced the Company $50,000 and $210,000, respectively. These advances are non-interest bearing, unsecured and payable upon demand. Subsequent to June 30, 2005, the Company has repaid the $50,000 advances. The Company expects to convert the $210,000 advance into shares of the Company's common stock.


NOTE 8 - CONVERTIBLE NOTES PAYABLE

Gryphon Master Fund, LP
-----------------------
In September 2003, the Company sold a $600,000, three-year, 8% convertible note payable to Gryphon Master Fund, LP, which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share. This price is subject to adjustment should the Company issue shares of its common stock at a price less than $1.75 per share. The convertible note payable was sold with detachable three-year warrants to purchase 90,000 shares of the Company's common stock at $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

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

The Company also entered into a registration rights agreement whereby the Company agreed to file a valid registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Convertible Debentures and Debenture Warrants. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative fair value of the warrants has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the principal amount of the funding for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At June 30, 2005, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of approximately $246,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During three months ended June 30, 2005, the decrease of the relative fair value of the warrants approximated $11,030. The relative fair value of the warrants approximated $2,666 as of June 30, 2005.

Per the terms of the note agreement, in the event of default, the Company is subject to accrue interest at a default rate of 18% from the date of the default. As of June 30, 2005, Company had accrued interest of $195,583 related to this convertible note payable. In addition, the Company is obligated to remit 125% of the outstanding note balance or $150,000 upon the acceleration of repayment by the holder.

This convertible debenture is presented in the accompanying balance sheet as a current liability as the Company has not made required interest payment on this convertible debenture which is an event of default that give the holder the right to call the convertible debenture.

Tejeda and Tejeda, Inc.
-----------------------
On June 13, 2005, the Company entered into a loan agreement with Tejeda and Tejeda, Inc. in the amount of $100,000. The loan is due on or before the 12-month anniversary and accrues interest at the rate of 10% per annum. The note is personally guaranteed by Mr. Radul Radovich, the Company's Chairman, and Mr. Chaslav Radovich the Company's CEO. On the 12-month anniversary, the holder of the note may elect to convert the loan into shares of the Company's common stock at $1.75 per shares or at a price equal to a 25% discount to the closing bid price on the day of conversion at maturity. If such conversion is elected, the loan shall be considered paid in full. The loan is convertible at the maturity, which is the date at which the conversion feature will become beneficial; therefore the intrinsic value of the beneficial conversion feature of approximately $25,000 will be calculated at the commitment date using the stock price as of that date. The amount will be recorded as interest expense at the date of conversion, if the loan is converted to shares of common stock.

NOTE 9 - CONVERTIBLE PREFERRED STOCK

In September 2003, the Company sold 1,000 shares of its 7.5% convertible preferred stock to Gryphon Master Fund, LP for $1,000,000, less direct issuance costs of $115,000, which were netted against the proceeds of the offering. The Convertible Preferred Stock carries voting rights equivalent to the number of shares of common stock into which it can be converted, and has liquidation preference of $1,000 per share. The Convertible Preferred Stock is convertible into shares of the Company's common stock at the initial conversion price of $2.40 per share. This price is subject to change should the Company issue shares of its common stock at a price less than $1.75 per share. Included with the Convertible Preferred Stock were detachable three-year warrants to purchase 104,167 shares of the Company's common stock at the price of $2.90 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

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

If the Company does not file such an effective registration statement within 30 days of the closing date, or October 25, 2003, the Company is subject to penalties as follows: 1% of the value of the shares and the warrants paid by the purchaser for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At June 30, 2005, the Company has not filed such a registration statement and accordingly is currently subject to a penalty of $410,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the three months ended June 30, 2005, the decrease of the relative fair value of the warrants was $14,535. The relative fair value of the warrants was $3,488 as of June 30, 2005.

As of June 30, 2005, there was $131,250 of dividends in arrears related to the 1,000 share of convertible preferred stock.


NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 - LITIGATION

Gryphon Master Fund, LP v. Cobalis Corp.: On November 8, 2004, the Gryphon Master Fund, LP filed a lawsuit against the Company in United States District Court, Northern District of Texas, Dallas Division. The lawsuit seeks repayment of the $600,000 convertible note payable, accrued interest on the convertible note payable, penalties for failing to register the shares underlying the conversion of the convertible note payable, attorney fees and court costs. As of June 30, 2005, the Company has accrued $1,626,583 related to this matter.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $942,380 for the three months ended June 30, 2005 and as of June 30, 2005, we had a working capital deficit of $6,524,108 and a stockholder deficit of $6,666,184. In addition, as of June 30, 2005, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are currently attempting to raise additional debt and equity financing for operating purposes and expect to begin selling our product in Australia in 2006.

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


LIQUIDITY AND CAPITAL RESOURCES

We had a cash and cash equivalents of $103,464 and an escrow deposit of $475,000 at June 30, 2005. Our total current assets at June 30, 2005 were equal to $578,464. We also had the following long term assets: $33,805 in property and equipment, net, $2,122 in net website development costs, and $666,997 represented by net value of our patents, $40,000 in deposits. Our total assets as of June 30, 2005 were $1,321,388.

Our total current liabilities were $7,102,572 at June 30, 2005, which was represented by accounts payable of $309,664, accrued expenses of $2,275,291, due to related parties of $3,551,463, advances from stockholders of $260,000, warrant liability of $6,154, and convertible notes payable of $700,000. Our liabilities exceeded our assets by $5,781,184 as of June 30, 2005.

We have financed our operations primarily through cash generated from related party debt financing, from advances from stockholders and from the private placement sales of equity securities, as well as issuing convertible notes. During the three months ended June 30, 2005, we received an additional $559,300, net from a related party, $260,000 from advances from two stockholders and $100,000 from the issuance of a convertible note.

Our net cash provided by financing activities was $907,359 for the three months ended June 30, 2005 compared to $85,801 for the same period in 2004. The increase of $821,558 is primarily due to the proceeds received from related party advances, advances from stockholder and the issuance of a convertible note.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

REVENUES AND COST OF SALES

We had no significant revenues for the three months ended June 30, 2005 and June 30, 2004 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net revenues were $0 less $0 for cost of sales for a gross loss of $0 for the three months ended June 30, 2005 as compared to net sales of $359 less $1,120 for cost of sales for a gross loss of $761 for the three months ended June 30, 2004.

OPERATING EXPENSES

Our operating expenses for the three months ended June 30, 2005 were $785,213 compared to $421,224 for the three months ended June 30, 2004. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the three months ended June 30, 2005, this amount was represented by $24,882 in depreciation and amortization, $511,178 in professional fees, $82,567 in salary and wages, $34,436 in rent expense, $26,273 in marketing and research, and $105,877 in other operating expenses, as compared to the three months ended June 30, 2004, where we had $20,974 in depreciation and amortization, $212,959 in professional fees, $75,504 in salary and wages, $32,186 in rent expense, $898 in marketing and promotions, and $78,703 in other operating expenses. Our operating expenses increased during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 principally as a result of the increase in professional fees, which include payments for accounting, legal and shareholder relations. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the agreement date.

Interest expense and financing costs for the three months ended June 30, 2005 were $182,732 compared to $201,369 for the three months ended June 30, 2004. The decrease is due to the write off of the discounts on convertible debentures during the quarter ended September 30, 2004. As a result there was no amortization taken in the quarter ended June 30, 2005 and approximately $15,000 taken during the three months ended June 30, 2004.

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

As of June 30, 2005, we had a cash of $103,464. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistin (TM) application to the United States FDA and execute a marketing launch of the PreHistin (TM) product. We will also need to raise funds to execute studies for the further development of the PreHistin (TM) product line and to complete the acquisition of additional products. We plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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


Part II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On November 8, 2004, the Gryphon Master Fund, LP filed a lawsuit against us in United States District Court, Northern District of Texas, Dallas Division. The lawsuit seeks repayment of the $600,000 convertible note payable, accrued interest on the convertible note payable, penalties for failing to register the shares underlying the conversion of the convertible note payable, attorney fees and court costs. As of June 30, 2005, we have accrued $1,626,583 related to this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005, we issued the following shares of our unregistered common stock:


o        100,000 shares to Cappello Group for services valued at $59,000;

o        112,500 shares to Tejeda & Tejeda, Inc. for services valued at $69,750;

o        25,000 shares to Lawrence Wolfe for services valued at $15,500;

o        25,000 shares to Matthew Clayton for services valued at $15,500;

o        100,000 shares to Robert Lanthier for services valued at $65,000;

o        10,000 shares to Karin Carter for services valued at $6,500;

o        160,000 shares to Noel Marshall for services valued at $72,000; and

o        40,000 shares to Tracy Hatland for services valued at $18,000.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We are currently in default on terms of our $600,000 convertible note payable to Gryphon Master Fund LP, dated September 8, 2003, for failing to register the shares underlying the conversion.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS

------------ -------------------------------------------------------------------
 Regulation
 S-B Number  Exhibit
------------ -------------------------------------------------------------------
     3.1     Articles of Incorporation (1)
------------ -------------------------------------------------------------------
   3.1.1     Certificate of Amendment to Articles of Incorporation (1)
------------ -------------------------------------------------------------------
   3.1.2     Certificate of Amendment to Articles of Incorporation (2)
------------ -------------------------------------------------------------------

   3.1.3     Certificate of Amendment to Articles of Incorporation (3)
------------ -------------------------------------------------------------------
     3.2     Bylaws (1)
------------ -------------------------------------------------------------------
     4.1     Convertible Note with Gryphon Master Fund LP (4)
------------ -------------------------------------------------------------------
    10.1 Asset Purchase Agreement between BioGentec Inc., (fka St. Petka, Inc.) and Gene Pharmaceuticals, LLC, (fka Allergy Limited, LLC,)
             as amended (4)
------------ -------------------------------------------------------------------
    31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company (5)
------------ -------------------------------------------------------------------
    32.1 Section 906 Certification by Chief Executive Officer and Chief Financial Officer (5)
------------ -------------------------------------------------------------------



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



                             COBALIS CORP.



August 19, 2005              By:  / s/ Chaslav Radovich
                                  -------------------------------------------
                                  Chaslav Radovich
                                  Principal Executive Officer, President,
                                  Treasurer, Secretary, Director