Form 10QSB
period 2005-09-30
Cobalis Corp
filed 2005-11-22
CIK 1166414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


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

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes[ ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2005 25,972,964 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  COBALIS CORP.
                                      Index

                                                                                               Page
                                                                                              Number
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of September 30, 2005 (unaudited)                       2

           Consolidated Statements of Operations for the
           three and six months ended September 30, 2005 and 2004 (unaudited)                    3

           Consolidated Statements of Stockholders' Deficit for the
           six months ended September 30, 2005 (unaudited)                                       4

           Consolidated Statements of Cash Flows for the
           six months ended September 30, 2005 and 2004 (unaudited)                              5
           Notes to Consolidated Financial Statements (unaudited)                                6

Item 2.    Management's Discussion and Analysis or Plan of Operations                           13

Item 3.    Controls and Procedures                                                              19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          20

Item 3.    Defaults Upon Senior Securities                                                      20

Item 4.    Submission of Matters to a Vote of Security Holders                                  20

Item 5.    Other Information                                                                    20

Item 6.    Exhibits                                                                             20

SIGNATURES                                                                                      21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS





                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                                          September 30,
                                                                                              2005
                                                                                        ------------------
                                                                                           (unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                          $             300
                                                                                        ------------------
TOTAL CURRENT ASSETS                                                                                  300

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $87,574                                 26,046
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $32,662                               1,945
PATENTS, net of accumulated amortization of $251,783                                              653,532
DEPOSIT                                                                                            40,000

                                                                                        ------------------
TOTAL ASSETS                                                                            $         721,823
                                                                                        ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                                                     $          13,503
     Accounts payable                                                                             358,545
     Accrued expenses                                                                           2,010,512
     Due to related parties                                                                     3,873,530
     Advances from stockholders                                                                   260,000
     Warrant liability                                                                              5,377
     Convertible notes payable                                                                    700,000

                                                                                        ------------------
TOTAL CURRENT LIABILITIES                                                                       7,221,467

CONVERTIBLE PREFERRED STOCK (dividends on arrears of $150,000)                                    885,000

COMMITMENTS AND CONTINGENCIES                                                                           -

STOCKHOLDERS' DEFICIT
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 25,427,964 shares issued and outstanding                                        25,428
     Additional paid-in capital                                                                12,772,993
     Deficit accumulated during the development stage                                         (20,183,065)
                                                                                        ------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                    (7,384,644)
                                                                                        ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $         721,823
                                                                                        ==================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                      Three Months Ended           Six Months Ended        Cumulative from
                                                  ---------------------------  -------------------------     November 21,
                                                   September 30  September 30  September 30  September 30 2000 (inception) to
                                                     2005           2004          2005          2004       September 30, 2005
                                                  ------------   ------------  ------------  -----------  -----------------
                                                   (unaudited)    (unaudited)   (unaudited)  (unaudited)    (unaudited)
NET SALES                                         $         -    $       120   $         -   $      479   $          5,589

COST OF SALES                                               -          1,810             -        2,930             31,342

                                                  ------------   ------------  ------------  -----------  -----------------
GROSS PROFIT (LOSS)                                         -         (1,690)            -       (2,451)           (25,753)
                                                  ------------   ------------  ------------  -----------  -----------------

OPERATING EXPENSES:
    Professional fees                                 447,182        730,501       958,360      943,460          6,543,146
    Salary and wages                                   95,653         47,391       178,220      122,895          2,153,998
    Rent expense                                       34,487         35,458        68,923       67,644            485,286
    Marketing and research                             29,043         10,895        55,316       11,793          2,300,688
    Depreciation and amortization                      21,401         20,973        46,283       41,947            480,648
    Impairment expense                                      -              -             -            -          2,331,522
    Other operating expenses                          182,735         57,920       288,612      136,623          1,409,924
                                                  ------------   ------------  ------------  -----------  -----------------
TOTAL OPERATING EXPENSES                              810,501        903,138     1,595,714    1,324,362         15,705,212
                                                  ------------   ------------  ------------  -----------  -----------------

LOSS FROM OPERATIONS                                 (810,501)      (904,828)   (1,595,714)  (1,326,813)       (15,730,965)

OTHER INCOME (EXPENSE)
    Interest expense and financing costs             (225,635)      (826,219)     (408,367)  (1,027,588)        (3,913,202)
    Change in fair value of warrant liability             777       (125,397)       26,342      (54,919)           346,102
                                                  ------------   ------------  ------------  -----------  -----------------
TOTAL OTHER INCOME (EXPENSE)                         (224,858)      (951,616)     (382,025)  (1,082,507)        (3,567,100)
                                                  ------------   ------------  ------------  -----------  -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (1,035,359)    (1,856,444)   (1,977,739)  (2,409,320)       (19,298,065)

PROVISION FOR INCOME TAXES                                  -              -             -            -                  -
                                                  ------------   ------------  ------------  -----------  -----------------

NET LOSS                                           (1,035,359)    (1,856,444)   (1,977,739)  (2,409,320)       (19,298,065)

PREFERRED STOCK DIVIDENDS                              18,750         18,750        37,500       37,500          1,035,000
                                                  ------------   ------------  ------------  -----------  -----------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS        $(1,054,109)   $(1,875,194)  $(2,015,239)  $(2,446,820) $    (20,333,065)
                                                  ============   ============  ============  ===========  =================

NET LOSS PER SHARE:
    BASIC AND DILUTED                             $     (0.04)   $     (0.09)  $     (0.08)  $    (0.11)  $          (1.03)
                                                  ============   ============  ============  ===========  =================

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                              25,232,801     21,814,842    25,035,886   21,529,330         19,756,288
                                                  ============   ============  ============  ===========  =================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT






                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit
       For the Period From November 21, 2000 (inception) to September 30, 2005

                                   (unaudited)


                                                                                                             Deficit
                                                                                                            accumulated    Total
                                                                                    Additional              during the stockholders'
                                                                    Common stock     paid-in     Deferred   development   equity
                                                                 Shares      Amount  capital   compensation   stage      (deficit)
                                                               ---------  --------- ----------- ----------- ----------  ------------
Balance at inception (November 21, 2000)                               -  $       - $         - $         - $        -  $         -
Issuance of founder's shares in exchange
  for property and equipment                                  16,300,000     16,300           -           -          -       16,300
Issuance of common stock for cash - November 2000 @ $1.00         30,000         30      29,970           -          -       30,000
Issuance of common stock for cash - December 2000 @ $1.00         15,000         15      14,985           -          -       15,000
Issuance of common stock for cash - February 2001 @ $1.00         12,000         12      11,988           -          -       12,000
Issuance of common stock for cash - March 2001 @ $1.00           125,000        125     124,875           -          -      125,000
Issuance of common stock for services - March 2001 @ $1.00        10,000         10       9,990           -          -       10,000
Contributed capital                                                    -          -      62,681           -          -       62,681
Net loss for the period from inception
  (November 21, 2000) to March 31, 2001                                -          -           -           -   (223,416)    (223,416)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2001, as restated                        16,492,000     16,492     254,489           -   (223,416)      47,565

Issuance of common stock for cash - April 2001 @ $1.00            10,000         10       9,990           -          -       10,000
Issuance of common stock for telephone equipment -
  April 2001 @ $1.00                                               6,750          7       6,743           -          -        6,750
Issuance of common stock for cash - May 2001 @ $1.00              11,000         11      10,989           -          -       11,000
Issuance of common stock for website development -
  May 2001 @ $1.00                                                17,000         17      16,983           -          -       17,000
Issuance of common stock for legal services -
  May 2001 @ $1.00                                                 1,000          1         999           -          -        1,000
Issuance of common stock for cash - June 2001 @ $1.00             23,500         24      23,476           -          -       23,500
Issuance of common stock for cash - July 2001 @ $1.00             20,000         20      19,980           -          -       20,000
Issuance of common stock for cash - August 2001 @ $1.00           25,000         25      24,975           -          -       25,000
Issuance of common stock for services, related party -
  September 2001 @ $1.00                                          65,858         66      65,792           -          -       65,858
Issuance of common stock for cash - September 2001 @ $1.00        15,000         15      14,985           -          -       15,000
Issuance of common stock for services - September 2001 @1.00      11,000         11      10,989           -          -       11,000
Issuance of stock options for services - September 2001                -          -      32,000           -          -       32,000
Issuance of common stock for cash - October 2001 @ $1.00           5,000          5       4,995           -          -        5,000
Issuance of common stock for cash - December 2001 @ $1.00         30,000         30      29,970           -          -       30,000
Issuance of common stock for services -
  December 31, 2001 @ $1.00                                       33,000         33      32,967           -          -       33,000
Issuance of common stock for services, related party -
  December 2001 @ $1.00                                          117,500        118     117,382           -          -      117,500
Issuance of common stock for prepaid advertising -
  December 2001 @ $1.00                                           15,600         15      15,585           -          -       15,600
Issuance of common stock for property and equipment -
  January 2002 @ $3.00                                             1,000          1       2,999           -          -        3,000
Issuance of common stock for services, related party -
  January 2002 @ $1.00                                            33,000         33      32,967           -          -       33,000
Issuance of common stock for cash - February 2002 @ $2.00         20,000         20      39,980           -          -       40,000
Issuance of common stock for cash - March 2002 @ $2.00            12,500         12      24,988           -          -       25,000
Contributed capital                                                    -          -     211,269           -          -      211,269
Deferred compensation                                                  -          -           -     (60,108)         -      (60,108)
Net loss                                                               -          -           -           - (1,144,249)  (1,144,249)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2002, as restated                        16,965,708     16,966   1,005,492     (60,108)(1,367,665)    (405,315)

Issuance of common stock for services - April 2002 @ $2.00         3,000          3       5,997           -          -        6,000
Issuance of common stock for cash - April 2002 @ $1.00            10,000         10       9,990           -          -       10,000
Issuance of common stock for cash - April 2002 @ $2.00            17,500         17      34,983           -          -       35,000
Issuance of common stock for cash - May 2002 @ $1.00              10,000         10       9,990           -          -       10,000
Issuance of common stock for cash - May 2002 @ $2.00              16,000         16      31,984           -          -       32,000
Issuance of stock options for services - May 2002                      -          -     350,000           -          -      350,000
Contributed capital - bonus expense                                    -          -      50,000           -          -       50,000
Issuance of common stock for cash - June 2002 @ $1.00              5,000          5       4,995           -          -        5,000
Issuance of common stock for cash - June 2002 @ $2.00              5,000          5       9,995           -          -       10,000
Issuance of common stock for cash - July 2002 @ $1.00              5,000          5       4,995           -          -        5,000
Issuance of common stock for cash - August 2002 @ $2.00           10,000         10      19,990           -          -       20,000
Issuance of common stock for cash - September 2002 @ $2.00        10,000         10      19,990           -          -       20,000
Issuance of stock options below fair market value -
November 2002                                                          -          -     250,000    (250,000)         -            -
Issuance of common stock for conversion of note -
December 2002 @ 2.00                                              50,000         50      99,950           -          -      100,000
Issuance of common stock for cash - December 2002 @ $2.00         20,000         20      39,980           -          -       40,000
Issuance of common stock for services - December 2002 @ 2.00      15,000         15      29,985           -          -       30,000
Issuance of common stock for patents - December 2002 $2.00     2,000,000      2,000   1,285,917           -          -    1,287,917
Contributed capital                                                                     292,718           -          -      292,718
Issuance of common stock for exercise of options -
December 2002                                                    574,000        574     574,028           -          -      574,602
Deferred compensation                                                                                60,108                  60,108
Contributed capital                                                                       5,000           -          -        5,000
Issuance of common stock for services - January 2003                                     25,000           -          -       25,000
Issuance of common stock for cash February 2003 @ $2.00           11,500         12      22,988           -          -       23,000
Issuance of common stock for cash March 2003 @ $2.00               5,000          5       9,995           -          -       10,000
Deferred compensation                                                                                54,000          -       54,000
Net loss                                                                                                  - (2,148,008)  (2,148,008)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2003, as restated                        19,732,708     19,733   4,193,962    (196,000)(3,515,673)     502,022

Issuance of common stock for cash April 2003 @ $2.00              70,000         70     139,930           -          -      140,000
Issuance of common stock for cash May 2003 @ $2.00                30,000         30      59,970           -          -       60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")           1,032,000      1,032    (101,032)          -          -     (100,000)
Issuance of common stock for penalties  January 2004
@ $2.80                                                          135,000        135     377,865           -          -      378,000
Issuance of common stock for services February 2004
@ $2.20                                                          100,000        100     219,900           -          -      220,000
Issuance of common stock for services February 2004
@ $1.85                                                           20,000         20      36,980           -          -       37,000
Value of beneficial converstion feature of convertible
  debenture issued in September 2003                                                    346,870           -          -      346,870
Fair value allocated to warrant liability for detachable
  warrants issued with preferred stock                                                 (181,849)          -          -     (181,849)
Dividend on preferred stock                                                             885,000           -   (885,000)           -

Deferred compensation                                                                         -     196,000          -      196,000

Net loss                                                                                      -             (5,703,639)  (5,703,639)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at March 31, 2004                                     21,119,708     21,120   5,977,596           -(10,104,312)  (4,105,596)

Issuance of common stock for penalties May 2004
@ $1.85                                                          170,000        170     314,330           -          -      314,500
Issuance of common stock for services June 2004
@ $1.75                                                           10,000         10      17,490           -          -       17,500
Issuance of common stock for conversion of debt
June 2004 @1.60                                                  371,317        371     593,736           -          -      594,107
Issuance of common stock for services July 2004
@ $1.35                                                            7,489          8      10,101                              10,109
Issuance of common stock for services July 2004
@ $1.10                                                           75,000         75      82,425                              82,500
Issuance of common stock for services August 2004
@ $0.75                                                          100,000        100      74,900                              75,000
Conversion of debt to common stock September 2004
@ $2.22                                                          857,143        857   1,902,000                           1,902,857
Issuance of common stock for services October 2004
@ $2.20                                                            4,758          5      10,463                              10,468
Issuance of common stock for services October 2004
@ $2.55                                                          375,000        375     955,875                             956,250
Issuance of common stock for services December 2004
@ $1.45                                                            5,000          5       7,245                               7,250
Issuance of common stock for services December 2004
@ 1.30                                                            63,676         63      82,715                              82,778
Issuance of common stock for services January 2005
@ $1.05                                                            1,250          1       1,312                               1,313
Issuance of common stock for services January 2005
@ $1.18                                                           75,000         75      88,425                              88,500
Issuance of common stock for services February 2005
@ $1.10                                                          155,000        155     170,345                             170,500
Issuance of common stock for services February 2005
@ $1.06                                                          100,000        100     105,900                             106,000
Issuance of common stock for services February 2005
@ $0.95                                                           30,000         30      28,470                              28,500
Issuance of common stock for services February 2005
@ $1.05                                                           80,628         81      84,578                              84,659
Issuance of common stock for services February 2005
@ $1.00                                                          467,159        467     466,692                             467,159
Issuance of common stock for services February 2005
@ $0.96                                                          350,000        350     335,650                             336,000
Issuance of common stock for financing costs March 2005
@ $0.81                                                           50,000         50      40,450                              40,500
Issuance of common stock for services March 2005
@ $0.80                                                            5,000          5       3,995                               4,000
Issuance of common stock for services March 2005
@ $0.75                                                          120,000        120      89,880                              90,000
Issuance of common stock for services March 2005
@ $0.68                                                           37,500         38      25,462                              25,500

Fair value of warrants issued to consultants                                            553,715                             553,715

Net loss                                                                                                    (8,101,014)  (8,101,014)
                                                               ---------  --------- ----------- ----------- ----------   -----------
Balance at March 31, 2005                                     24,630,628     24,631  12,023,750          - (18,205,326)  (6,156,945)


Cancelation of common stock previously issued                   (105,000)      (105)   (113,895)                           (114,000)
Issuance of common stock for services April 2005
 @ $0.59                                                         100,000        100      58,900                              59,000
Issuance of common stock for services April 2005
@ $0.62                                                          162,500        162     100,587                             100,749
Issuance of common stock for services May 2005 @
$0.60                                                             39,836         40      23,862                              23,902
Issuance of common stock for services June 2005 @
$0.65                                                            110,000        110      71,390                              71,500
Issuance of common stock for services June 2005 @
$0.45                                                            200,000        200      89,800                              90,000
Issuance of common stock for services July 2005 @
$0.60                                                             10,000         10       5,990                               6,000
Issuance of common stock for services July 2005 @
$0.61                                                            125,000        125      76,125                              76,250
Issuance of common stock for interest July 2005 @
$0.61                                                             50,000         50      30,450                              30,500
Cancelation of common stock previously issued                   (150,000)      (150)   (143,850)                           (144,000)
Issuance of common stock for services August 2005 @
$0.48                                                            100,000        100      47,900                              48,000
Issuance of common stock for services September 2005 @
$0.50                                                             30,000         30      14,970                              15,000
Issuance of common stock for services September 2005 @
$0.42                                                             50,000         50      20,950                              21,000
Issuance of common stock for services September 2005 @
$0.50                                                             75,000         75      37,425                              37,500


Amortization of fair value of warrants issued to consultants                            428,639                             428,639


Net loss                                                                                                    (1,977,739)  (1,977,739)
                                                               ---------  --------- ----------- ----------- ----------  ------------

Balance at September 30, 2005                                 25,427,964  $  25,428 $12,772,993 $        - $(20,183,065)$(7,384,644)
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

                          Cobalis Corp. and Subsidiary
                           (formerly Biogentech Corp.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                           Six Months Ended      Cumulative from
                                                    ----------------------------   November 21,
                                                      September 30,September 30, 2000 (inception) to
                                                         2005          2004      September 30, 2005
                                                    -------------  ------------- -------------------
                                                      (unaudited)   (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (1,977,739)  $ (2,409,320) $    (19,298,065)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization expense                46,283         41,947           480,648
     Common stock issued for services                    290,901        185,109         3,499,245
     Common stock issued for penalty                           -        314,500           692,500
     Common stock issued for financing costs              30,500              -            71,000
     Change in value of warrant liability                (26,342)        54,919          (346,102)
     Amortization of debt issue costs                          -         13,942            83,500
     Exercise of stock options for services                    -              -            26,960
     Amortization of discounts on notes                        -        492,137           790,128
     Issuance of stock options/warrants for services     428,639        184,067         1,389,354
     Capital contribution - bonus (related party)              -              -            50,000
     Amortization of prepaid advertising                       -              -            15,600
     Amortization of deferred compensation                     -              -           250,000
     Discount on common stock issued for settlement of debt    -              -            50,000
     Impairment expense                                        -              -         2,331,522
   Changes in assets and liabilities:                                                           -
    Prepaid expenses and other assets                          -         10,111                 -
    Inventory                                                  -              -             6,250
    Accounts payable                                      31,726        294,827           766,935
    Accrued expenses                                    (197,572)       287,935         2,698,369
    Amounts due to related parties                       278,802        150,841         1,716,642
                                                    -------------  ------------- -------------------
Net cash used in operating activities                 (1,094,802)      (378,985)       (4,725,514)
                                                    -------------  ------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                          -              -           (87,569)
   Increase in patent costs                                    -              -           (24,711)
   Change in restricted cash                                   -              -                 -
   Merger fees and costs                                       -              -                 -
   Increase in acquisition deposits                            -              -        (2,220,000)
   Increase in other deposits                                  -              -           (40,000)
   Increase in capitalized website                             -         (3,532)          (18,097)
                                                    -------------  ------------- -------------------
Net cash used in investing activities                          -         (3,532)       (2,390,377)
                                                    -------------  ------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdraft                                1,562              -            13,503
   Payment on contract                                         -              -          (161,000)
   Proceeds from advances - related party                817,500        353,000         3,142,449
   Proceeds from advances from stockholders              310,000              -           310,000
   Proceeds from issuance of notes payable                     -              -         1,215,000
   Proceeds from sale of common stock                          -              -           806,500
   Proceeds from sale of preferred stock                       -              -           885,000
   Proceeds from convertible debenture                   100,000              -           700,000
   Capital contribution                                        -              -           571,668
   Payment of debt issue costs                                 -              -           (83,500)
   Payments on advances from stockholders                (50,000)
   Payments on advances - related party                  (85,129)       (15,500)         (233,429)
                                                    -------------  ------------- -------------------
Net cash provided by financing activities              1,093,933        337,500         7,166,191
                                                    -------------  ------------- -------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         (869)       (45,017)           50,300

CASH AND CASH EQUIVALENTS, Beginning of period             1,169         76,181                 -
                                                    -------------  ------------- -------------------

CASH AND CASH EQUIVALENTS, End of period            $        300   $     31,164  $         50,300
                                                    =============  ============= ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                    $          -   $          -  $              -
                                                    =============  ============= ===================
   Income taxes paid                                $          -   $          -  $              -
                                                    =============  ============= ===================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,977,739 for the six months ended September 30, 2005 and as of September 30, 2005; the Company had a working capital deficit of $7,221,167 and a stockholder deficit of $7,384,644. In addition, as of September 30, 2005, the Company has not developed a substantial source of revenue. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is currently attempting to raise additional debt and equity financing for operating purposes and expects to begin selling its product in Australia, New Zealand, Indonesia, Europe and other territories in 2006. The Company is also attempting to partner with a large pharmaceutical company for research and development, marketing and distribution of its products.

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

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


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

The pro forma information regarding the effects on operations that is required by SFAS 123 and SFAS 148 are not presented since there is no pro forma expense to be shown for the three months and six months ended September 30, 2005 and 2004.

Patent Costs
------------

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004. Amortization expense related to these patents for the six months ended September 30, 2005 and 2004 and the period from November 21, 2000 (inception) to September 30, 2005 was $26,932, $26,932, and $360,412,
including $108,629 of amortization expense related of the impaired patent, respectively. Projected amortization expense approximates $54,000, $49,000, $49,000, $49,000 and $49,000, respectively, for each of the five years ended March 31, 2010. Weighted average life of the remaining patent approximated 16.2 years.

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)



the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 6,094,167 and 5,594,167 common equivalent shares outstanding related to the options and warrants at September 30, 2005 and 2004, respectively. In addition, as of September 30, 2005, 716,667 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.


NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2005 consisted of the following:
                  Furniture and fixtures                                            $       71,500
                  Office equipment                                                          42,120
                                                                                    --------------
                                                                                           113,620
                  Less accumulated depreciation and amortization                           (87,574)
                                                                                    --------------

                                                                                    $       26,046
                                                                                    ==============
NOTE 4 - ACCRUED EXPENSES

Accrued expenses at September 30, 2005 consisted of the following:

                  Accrued clinical trials payable                                   $      642,998
                  Accrued penalties payable                                                902,000
                  Accrued interest payable                                                 225,722
                  Accrued legal settlement                                                 140,000
                  Accrued legal fees                                                        25,000
                  Other                                                                     74,792
                                                                                    --------------
                                                                                    $    2,010,512
                                                                                    ==============


NOTE 5 - DUE TO RELATED PARTIES

Due to related parties at September 30, 2005 consists of the following:

                  R&R Holdings, Inc. and affiliate a)                               $    3,563,321
                  Chaslav Radovich b)                                                       93,750
                  Other officers/executives c)                                             216,459
                                                                                    --------------
                                                                                    $    3,873,530
                                                                                    ==============


a) On January 1, 2001, the Company entered into a consulting contract with R&R Development, Inc. DBA R&R Holdings, Inc. and its affiliate, Silver Mountain Promotions, Inc. ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate was increased to $135,000 per year. R&R is also a shareholder of the Company and the controlling shareholder of R&R is Mr. Radul "Rudy" Radovich, the Company's Chairman. As of September 30, 2005, the Company had accrued $411,142 of consulting fees relating to this agreement.

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)



R&R advances the Company cash from time to time. As of September 30, 2005, the Company owed R&R $2,148,421 related to these advances. The St. Petka Trust, which is controlled by Mr. Radul Radovich, also advances the Company cash from time to time. As of September 30, 2005, the Company owed St. Petka Trust $527,000 related to these advances. The Company has accrued interest on these advances at a rate of 10% per annum. Accrued interest at September 30, 2005 related to these advances totaled $267,588.

In September 2003, R&R advanced the Company an additional amount of $170,000 at the rate of 10% per annum. These funds were specifically to provide the Company with additional financing with regard to the InnoFood transaction. Accrued interest at September 30, 2005 related to this advance was $39,170.

b) The Company currently owes its Chief Executive Officer $93,750 in past due compensation. The Company is accruing salary to its CEO at an annual rate of $125,000.

c) The Company currently owes other current and former executives $103,334 and $113,125, respectively, in past due compensation.


NOTE 6 - ADVANCES FROM STOCKHOLDERS

At September 30, 2005, one stockholder advanced the Company $260,000. These advances are non-interest bearing, unsecured and payable upon demand.


NOTE 7 - CONVERTIBLE NOTES PAYABLE

Gryphon Master Fund, LP
-------------------------

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

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


The Company also entered into a registration rights agreement whereby the Company agreed to file a valid registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Convertible Debentures and Debenture Warrants. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative fair value of the warrants has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the principal amount of the funding for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At September 30, 2005, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of approximately $282,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During six months ended September 30, 2005, the decrease of the relative fair value of the warrants approximated $11,364. The relative fair value of the warrants approximated $2,332 as of September 30, 2005.

Per the terms of the note agreement, in the event of default, the Company is subject to accrue interest at a default rate of 18% from the date of the default. As of September 30, 2005, Company had accrued interest of $222,805 related to this convertible note payable. In addition, the Company is obligated to remit 125% of the outstanding note balance or $150,000 upon the acceleration of repayment by the holder.

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

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 8 - CONVERTIBLE PREFERRED STOCK

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

If the Company does not file such an effective registration statement within 30 days of the closing date, or October 25, 2003, the Company is subject to penalties as follows: 1% of the value of the shares and the warrants paid by the purchaser for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At September 30, 2005, the Company has not filed such a registration statement and accordingly is currently subject to a penalty of $470,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the six months ended September 30, 2005, the decrease of the relative fair value of the warrants was $14,978. The relative fair value of the warrants was $3,045 as of September 30, 2005.

As of September 30, 2005, there was $150,000 of dividends in arrears related to the 1,000 share of convertible preferred stock.


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

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)



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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

                          COBALIS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE 10 - LITIGATION

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

Lease Dispute: In March 2003, the Company vacated its office space. The landlord then filed suit against the Company in the County of Orange, Superior Court of California, for unpaid rent. The Company believes that the landlord breached the agreement and, as such, the Company does not believe it owes any unpaid rent. In October 2004 a judgment against the Company was reached in the amount of unpaid rent of approximately $45,000 plus the plaintiff's attorney fees and expenses of approximately $95,000. The Company has accrued a liability of $140,000 for this matter.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $1,977,739 for the six months ended September 30, 2005 and as of September 30, 2005, we had a working capital deficit of $7,221,167 and a stockholder deficit of $7,384,644. In addition, as of September 30, 2005, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are currently attempting to raise additional debt and equity financing for operating purposes and expect to begin selling our product in Australia, New Zealand, Indonesia, Europe and other territories in 2006. We are also attempting to partner with a large pharmaceutical company for research and development, marketing and distribution of our product.

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


LIQUIDITY AND CAPITAL RESOURCES

We had a cash and cash equivalents of $300 at September 30, 2005. Our total current assets at September 30, 2005 were equal to $300. We also had the following long term assets: $26,046 in property and equipment, net, $1,945 in net website development costs, and $653,532 represented by net value of our patents, $40,000 in deposits. Our total assets as of September 30, 2005 were $721,823.

Our total current liabilities were $7,221,467 at September 30, 2005, which was represented by a cash overdraft of $13,503, accounts payable of $358,545, accrued expenses of $2,010,512, due to related parties of $3,873,530, advances from stockholders of $260,000, warrant liability of $5,377, and convertible notes payable of $700,000. Our liabilities exceeded our assets by $6,499,644 as of September 30, 2005.

We have financed our operations primarily through cash generated from related party debt financing from advances from stockholders and from the private placement sales of equity securities, as well as issuing convertible notes. During the six months ended September 30, 2005, we received an additional $732,371, net from a related party, $260,000, net from advances from two stockholders and $100,000 from the issuance of a convertible note.

Our net cash provided by financing activities was $1,093,933 for the six months ended September 30, 2005 compared to $337,500 for the same period in 2004. The increase of $756,433 is primarily due to the proceeds received from related party advances, advances from stockholder and the issuance of a convertible note.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES AND COST OF SALES

We had no significant revenues for the three months ended September 30, 2005 and September 30, 2004 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net revenues were $0 less $0 for cost of sales for a gross loss of $0 for the three months ended September 30, 2005 as compared net sales of $120 less $1,810 for cost of sales for a gross loss of $1,690 for the three months ended September 30, 2004.

OPERATING EXPENSES

Our operating expenses for the three months ended September 30, 2005 were $810,501 compared to $903,138 for the three months ended September 30, 2004. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the three months ended September 30, 2005, this amount was represented by $21,401 in depreciation and amortization, $447,182 in professional fees, $95,653 in salary and wages, $34,487 in rent expense, $29,043 in marketing and research, and $182,735 in other operating expenses, as compared to the three months ended September 30, 2004, where we had $20,973 in depreciation and amortization, $730,501 in professional fees, $47,391 in salary and wages, $35,458 in rent expense, $10,895 in marketing and research, and $57,920 in other operating expenses. Our operating expenses decreased during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 principally as a result of a decrease in professional fees, which include payments for accounting, legal and shareholder relations.

Interest expense and financing costs for the three months ended September 30, 2005 were $225,635 compared to $826,219 for the three months ended September 30, 2004. The decrease is due to the write off of the discounts on convertible debentures during the quarter ended September 30, 2004. As a result there was no amortization taken in the quarter ended September 30, 2005.

The change in the fair value in the warrant liability relates to the decrease in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the decrease of our stock price, the fair value of these warrants has decreased resulting in the decrease of the warrant liability.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004

REVENUES AND COST OF SALES

We had no significant revenues for the six months ended September 30, 2005 and September 30, 2004 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net revenues were $0 less $0 for cost of sales for a gross loss of $0 for the six months ended September 30, 2005 as compared net sales of $479 less $2,930 for cost of sales for a gross loss of $2,451 for the six months ended September 30, 2004.

OPERATING EXPENSES

Our operating expenses for the six months ended September 30, 2005 were $1,595,714 compared to $1,324,362 for the six months ended September 30, 2004. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the six months ended September 30, 2005, this amount was represented by $46,283 in depreciation and amortization, $958,360 in professional fees, $178,220 in salary and wages, $68,923 in rent expense, $55,316 in marketing and research, and $288,612 in other operating expenses, as compared to the six months ended September 30, 2004, where we had $41,947 in depreciation and amortization, $943,460 in professional fees, $122,895 in salary and wages, $67,644 in rent expense, $11,793 in marketing and research, and $136,623 in other operating expenses. Our operating expenses increased during the six months ended September 30, 2005 as compared to the six months ended September 30, 2004 principally as a result of the increase in other expenses, salaries and wages, and professional fees, which include payments for accounting, legal and shareholder relations and an increase in payroll. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the agreement date.

Interest expense and financing costs for the six months ended September 30, 2005 were $408,367 compared to $1,027,588 for the six months ended September 30, 2004. The decrease is due to the write off of the discounts on convertible debentures during the quarter ended September 30, 2004. As a result there was no amortization taken in the quarter ended September 30, 2005.

The change in the fair value in the warrant liability relates to the decrease in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the decrease of our stock price, the fair value of these warrants has decreased resulting in the decrease of the warrant liability.


OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next 12 months, we plan to continue moving forward with the completion of the Phase III clinical trials of our allergy prevention product, PreHistin
(TM), followed immediately by submission of an application to the FDA for marketing approval of PreHistin (TM) as an over the counter ("OTC") allergy medication. We hope to receive approval from the FDA in 2006, enabling our marketing launch in the United States of the product for the 2007 allergy season. We estimate the cost to complete the Phase III clinical trials and the submission of the application to the FDA for marketing approval will be approximately $3,000,000.

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

As of September 30, 2005, we had a cash of $300. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistin (TM) application to the United States FDA and execute a marketing launch of the PreHistin (TM) product. We will also need to raise funds to execute studies for the further development of the PreHistin (TM) product line and to complete the acquisition of additional products. Along with our investment bankers, we plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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

Lease Dispute: In March 2003, we vacated our office space. The landlord then filed suit against us in the County of Orange, Superior Court of California, for unpaid rent. We believe that the landlord breached the agreement and, as such, we do not believe we owe any unpaid rent. In
October 2004 a judgment against us reached in the amount of unpaid rent of approximately $45,000 plus the plaintiff's attorney fees and expenses of approximately $95,000. We have accrued a liability of $140,000 for this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, we issued the following shares of our unregistered common stock:


   o    10,000 shares to Kathryn Tsang for services valued at $6,000;

   o    125,000 shares to B.J.S. Consulting LLC for services valued at $76,250;

   o 50,000 shares to Tejeda & Tejeda, Inc. for financing costs valued at $30,500;

   o    100,000 shares to Steve Barnes for services valued at $48,000;

   o    30,000 shares to Kevin Pickard for services valued at $15,000;

   o    50,000 shares to Tejeda and Tejeda, Inc. for services valued at $21,000;

   o    50,000 shares to Jorge Tise for services valued at $25,000; and

   o    25,000 shares to Melany Shivelman for services valued at $12,500.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We are currently in default on terms of our $600,000 convertible note payable to Gryphon Master Fund LP, dated September 8, 2003, for failing to register the shares underlying the conversion.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS


----------- --------------------------------------------------------------------
REGULATION
S-B NUMBER                      EXHIBIT
----------- --------------------------------------------------------------------
   3.1      Articles of Incorporation (1)
----------- --------------------------------------------------------------------
  3.1.1     Certificate of Amendment to Articles of Incorporation (1)
----------- --------------------------------------------------------------------
  3.1.2     Certificate of Amendment to Articles of Incorporation (2)
----------- --------------------------------------------------------------------
  3.1.3     Certificate of Amendment to Articles of Incorporation (3)
----------- --------------------------------------------------------------------
   3.2      Bylaws (1)
----------- --------------------------------------------------------------------
   4.1      Convertible Note with Gryphon Master Fund LP (4)
----------- --------------------------------------------------------------------
   10.1 Asset Purchase Agreement between BioGentec Inc., (fka St. Petka, Inc.) and Gene Pharmaceuticals, LLC, (fka Allergy Limited, LLC,) as amended (4)
----------- --------------------------------------------------------------------
   31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company (5)
----------- --------------------------------------------------------------------
   32.1 Section 906 Certification by Chief Executive Officer and Chief Financial Officer (5)
----------- --------------------------------------------------------------------


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

                               COBALIS CORP.



November 21, 2005            By:  / s/ Chaslav Radovich
                                  ---------------------------------------------
                                  Chaslav Radovich
                                  Principal Executive Officer, President,
                                  Treasurer, Secretary, Director