Form 10QSB
period 2005-12-31
Cobalis Corp
filed 2006-02-14
CIK 1166414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 27, 2006 - 26,995,670 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

COBALIS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Balance Sheet

December 31,
2005
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,383

TOTAL CURRENT ASSETS	14,383

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $97,192	17,970
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $32,839	1,768
PATENTS, net of accumulated amortization of $265,250	640,065
DEPOSIT	40,000

TOTAL ASSETS	$714,186

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$155,085
Accrued expenses	1,473,528
Due to related parties	4,177,089
Warrant liability	56,647
Promissary notes	225,113
Convertible notes payable	700,000

TOTAL CURRENT LIABILITIES	6,787,462

SENIOR DEBENTURE, net of discount of $119,488	130,512

TOTAL LIABILITIES	6,917,974

CONVERTIBLE PREFERRED STOCK (dividends on arrears of $168,750)	885,000

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 50,000,000 shares
authorized; 26,745,670 shares issued and outstanding	26,746
Additional paid-in capital	14,483,770
Prepaid expenses	(88,195)
Deficit accumulated during the development stage	(21,511,109)

TOTAL STOCKHOLDERS' DEFICIT	(7,088,788)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$714,186

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Operations

					Cumulative from
	Three Months Ended		Nine Months Ended		November 21,
	December31,	December31,	December31,	December31,	2000 (inception) to
	2005	2004	2005	2004	December 31, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	$-	$-	$-	$479	$5,589

COST OF SALES	-	-	-	2,930	31,342

GROSS PROFIT (LOSS)	-	-	-	(2,451)	(25,753)

OPERATING EXPENSES:
Professional fees	1,003,441	1,662,139	1,961,801	2,605,599	7,546,587
Salary and wages	317,025	55,136	495,245	178,031	2,471,023
Rent expense	34,486	32,729	103,409	100,373	519,772
Marketing and research	(406,315)	974,128	(350,999)	985,921	1,894,373
Depreciation and amortization	23,262	21,018	69,545	62,965	503,910
Impairment expense	-	-	-	-	2,331,522
Other operating expenses	167,373	119,741	455,985	256,364	1,577,297

TOTAL OPERATING EXPENSES	1,139,272	2,864,891	2,734,986	4,189,253	16,844,484

LOSS FROM OPERATIONS	(1,139,272)	(2,864,891)	(2,734,986)	(4,191,704)	(16,870,237)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(137,502)	(208,725)	(545,869)	(1,236,313)	(4,050,704)
Change in fair value of warrant liability	(51,270)	141,786	(24,928)	86,867	294,832

TOTAL OTHER INCOME (EXPENSE)	(188,772)	(66,939)	(570,797)	(1,149,446)	(3,755,872)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,328,044)	(2,931,830)	(3,305,783)	(5,341,150)	(20,626,109)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(1,328,044)	(2,931,830)	(3,305,783)	(5,341,150)	(20,626,109)

PREFERRED STOCK DIVIDENDS	18,750	18,750	56,250	56,250	1,053,750

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,346,794)	$(2,950,580)	$(3,362,033)	$(5,397,400)	$(21,679,859)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.05)	$(0.13)	$(0.13)	$(0.25)	$(1.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	26,154,906	23,012,243	25,410,249	22,025,432	20,071,930

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From November 21, 2000 (inception) to March 31, 2005
(unaudited)

					Deficit
					accumulated	Total
			Additional		during the	stockholders'
	Common stock		paid-in	Prepaid	development	equity
	Shares	Amount	capital	Expenses	stage	(deficit)

Balance at inception (November 21, 2000)	-	$-	$-	$-	$-	$-
Issuance of founder’s shares in exchange
for property and equipment	16,300,000	16,300	-	-	-	16,300
Issuance of common stock for cash - November 2000 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for cash - December 2000 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for cash - February 2001 @ $1.00	12,000	12	11,988	-	-	12,000
Issuance of common stock for cash - March 2001 @ $1.00	125,000	125	124,875	-	-	125,000
Issuance of common stock for services - March 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Contributed capital	-	-	62,681	-	-	62,681
Net loss for the period from inception						-
(November 21, 2000) to March 31, 2001	-	-	-	-	(223,416)	(223,416)

Balance at March 31, 2001, as restated	16,492,000	16,492	254,489	-	(223,416)	47,565

Issuance of common stock for cash - April 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for telephone equipment-
April 2001 @ $1.00	6,750	7	6,743	-	-	6,750
Issuance of common stock for cash - May 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of common stock for website development -
May 2001 @ $1.00	17,000	17	16,983	-	-	17,000
Issuance of common stock for legal services -
May 2001 @ $1.00	1,000	1	999	-	-	1,000
Issuance of common stock for cash - June 2001 @ $1.00	23,500	24	23,476	-	-	23,500
Issuance of common stock for cash - July 2001 @ $1.00	20,000	20	19,980	-	-	20,000
Issuance of common stock for cash - August 2001 @ $1.00	25,000	25	24,975	-	-	25,000
Issuance of common stock for services, related party -
September 2001 @ $1.00	65,858	66	65,792	-	-	65,858
Issuance of common stock for cash - September 2001 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for services - September 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of stock options for services - September 2001	-	-	32,000	-	-	32,000
Issuance of common stock for cash - October 2001 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - December 2001 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for services -
December 31, 2001 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for services, related party -
December 2001 @ $1.00	117,500	118	117,382	-	-	117,500
Issuance of common stock for prepaid advertising -
December 2001 @ $1.00	15,600	15	15,585	-	-	15,600
Issuance of common stock for property and equipment -
January 2002 @ $3.00	1,000	1	2,999	-	-	3,000
Issuance of common stock for services, related party -
January 2002 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for cash - February 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for cash - March 2002 @ $2.00	12,500	12	24,988	-	-	25,000
Contributed capital	-	-	211,269	-	-	211,269
Deferred compensation	-	-	-	(60,108)	-	(60,108)
Net loss	-	-	-	-	(1,144,249)	(1,144,249)

Balance at March 31, 2002, as restated	16,965,708	16,966	1,005,492	(60,108)	(1,367,665)	(405,315)

Issuance of common stock for services - April 2002 @ $2.00	3,000	3	5,997	-	-	6,000
Issuance of common stock for cash - April 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - April 2002 @ $2.00	17,500	17	34,983	-	-	35,000
Issuance of common stock for cash - May 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - May 2002 @ $2.00	16,000	16	31,984	-	-	32,000
Issuance of stock options for services - May 2002	-	-	350,000	-	-	350,000
Contributed capital - bonus expense	-	-	50,000	-	-	50,000
Issuance of common stock for cash - June 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - June 2002 @ $2.00	5,000	5	9,995	-	-	10,000
Issuance of common stock for cash - July 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - August 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of common stock for cash - September 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of stock options below fair market value - November 2002	-	-	250,000	(250,000)	-	-
Issuance of common stock for conversion of note - December 2002 @ 2.00	50,000	50	99,950	-	-	100,000
Issuance of common stock for cash - December 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for services - December 2002 @ $2.00	15,000	15	29,985	-	-	30,000
Issuance of common stock for patents - December 2002 @ $2.00	2,000,000	2,000	1,285,917	-	-	1,287,917
Contributed capital			292,718	-	-	292,718
Issuance of common stock for exercise of options - December 2002	574,000	574	574,028	-	-	574,602
Deferred compensation				60,108		60,108
Contributed capital			5,000	-	-	5,000
Issuance of common stock for services - January 2003			25,000	-	-	25,000
Issuance of common stock for cash February 2003 @ $2.00	11,500	12	22,988	-	-	23,000
Issuance of common stock for cash March 2003 @ $2.00	5,000	5	9,995	-	-	10,000
Deferred compensation				54,000	-	54,000
Net loss				-	(2,148,008)	(2,148,008)

Balance at March 31, 2003, as restated	19,732,708	19,733	4,193,962	(196,000)	(3,515,673)	502,022

Issuance of common stock for cash April 2003 @ $2.00	70,000	70	139,930	-	-	140,000
Issuance of common stock for cash May 2003 @ $2.00	30,000	30	59,970	-	-	60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")	1,032,000	1,032	(101,032)	-	-	(100,000)
Issuance of common stock for penalties January 2004 @ $2.80	135,000	135	377,865	-	-	378,000
Issuance of common stock for services February 2004 @ $2.20	100,000	100	219,900	-	-	220,000
Issuance of common stock for services February 2004 @ $1.85	20,000	20	36,980	-	-	37,000
Value of beneficial converstion feature of convertible
debenture issued in September 2003			346,870	-	-	346,870
Fair value allocated to warrant liability for detachable
warrants issued with preferred stock			(181,849)	-	-	(181,849)
Dividend on preferred stock			885,000	-	(885,000)	-
Deferred compensation				196,000	-	196,000
Net loss				-	(5,703,639)	(5,703,639)

Balance at March 31, 2004	21,119,708	21,120	5,977,596	-	(10,104,312)	(4,105,596)

Issuance of common stock for penalties May 2004 @ $1.85	170,000	170	314,330	-	-	314,500
Issuance of common stock for services June 2004 @ $1.75	10,000	10	17,490	-	-	17,500
Issuance of common stock for conversion of debt June 2004 @ $1.60	371,317	371	593,736	-	-	594,107
Issuance of common stock for services July 2004 @ $1.35	7,489	8	10,101			10,109
Issuance of common stock for services July 2004 @ $1.10	75,000	75	82,425			82,500
Issuance of common stock for services August 2004 @ $0.75	100,000	100	74,900			75,000
Conversion of debt to common stock September 2004 @ 2.22	857,143	857	1,902,000			1,902,857
Issuance of common stock for services October 2004 @ $2.20	4,758	5	10,463			10,468
Issuance of common stock for services October 2004 @ $2.55	375,000	375	955,875			956,250
Issuance of common stock for services December 2004 @ $1.45	5,000	5	7,245			7,250
Issuance of common stock for services December 2004 @ $1.30	63,676	63	82,715			82,778
Issuance of common stock for services January 2005 @ $1.05	1,250	1	1,312			1,313
Issuance of common stock for services January 2005 @ $1.18	75,000	75	88,425			88,500
Issuance of common stock for services February 2005 @ $1.10	155,000	155	170,345			170,500
Issuance of common stock for services February 2005 @ $1.06	100,000	100	105,900			106,000
Issuance of common stock for services February 2005 @ $0.95	30,000	30	28,470			28,500
Issuance of common stock for services February 2005 @ $1.05	80,628	81	84,578			84,659
Issuance of common stock for services February 2005 @ $1.00	467,159	467	466,692			467,159
Issuance of common stock for services February 2005 @ $0.96	350,000	350	335,650			336,000
Issuance of common stock for financing costs March 2005 @ $0.81	50,000	50	40,450			40,500
Issuance of common stock for services March 2005 @ $0.80	5,000	5	3,995			4,000
Issuance of common stock for services March 2005 @ $0.75	120,000	120	89,880			90,000
Issuance of common stock for services March 2005 @ $0.68	37,500	38	25,462			25,500

Fair value of warrants issued to consultants			553,715			553,715
-
Net loss					(8,101,014)	(8,101,014)

Balance at March 31, 2005	24,630,628	24,631	12,023,750	-	(18,205,326)	(6,156,945)

Cancelation of common stock previously issued	(105,000)	(105)	(113,895)			(114,000)
Issuance of common stock for services April 2005 @ $0.59	100,000	100	58,900			59,000
Issuance of common stock for services April 2005 @ $0.62	162,500	162	100,587			100,749
Issuance of common stock for services May 2005 @ $0.60	39,836	40	23,862			23,902
Issuance of common stock for services June 2005 @ $0.65	110,000	110	71,390			71,500
Issuance of common stock for services June 2005 @ $0.45	200,000	200	89,800			90,000
Issuance of common stock for services July 2005 @ $0.60	10,000	10	5,990			6,000
Issuance of common stock for services July 2005 @ $0.61	125,000	125	76,125			76,250
Issuance of common stock for interest July 2005 @ $0.61	50,000	50	30,450			30,500
Cancelation of common stock previously issued	(150,000)	(150)	(143,850)			(144,000)
Issuance of common stock for services August 2005 @ $0.48	100,000	100	47,900			48,000
Issuance of common stock for services September 2005 @ $0.50	30,000	30	14,970			15,000
Issuance of common stock for services September 2005 @ $0.42	50,000	50	20,950			21,000
Issuance of common stock for services September 2005 @ $0.50	75,000	75	37,425			37,500
Issuance of common stock for services October 2005 @ $0.53	220,000	220	115,280			115,500
Issuance of common stock for prepaid interest October 2005 @ $0.58	125,000	125	72,375	(72,500)		-
Issuance of common stock for conversion of debt October 2005 @ $1.75	150,000	150	262,350			262,500
Issuance of common stock for services November 2005 @ $0.78	822,706	823	644,847	(26,700)		618,970
Amortization of prepaid expenses				11,005		11,005
Value of warrants issued with debt			131,365			131,365
Amortization of fair value of warrants issued to consultants			913,199			913,199
-
Net loss					(3,305,783)	(3,305,783)

Balance at December 31, 2005	26,745,670	$26,746	$14,483,770	$(88,195)	$(21,511,109)	$(7,088,788)

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative from
	Nine Months Ended		November 21,
	December 31,	December 31,	2000 (inception) to
	2005	2004	December 31, 2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,305,783)	$(5,341,150)	$(20,626,109)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	69,545	62,964	503,910
Common stock issued for services	1,025,371	1,241,855	4,233,715
Common stock issued for penalty	-	314,500	692,500
Common stock issued for financing costs	30,500	-	71,000
Change in value of warrant liability	24,928	(86,867)	(294,832)
Amortization of debt issue costs	11,877	67,882	95,377
Exercise of stock options for services	-	-	26,960
Amortization of discounts on notes	-	492,137	790,128
Issuance of stock options/warrants for services	913,199	351,725	1,873,914
Capital contribution - bonus (related party)	-	-	50,000
Amortization of prepaid expenses	11,005	-	26,605
Amortization of deferred compensation	-	-	250,000
Discount on common stock issued for settlement of debt	-	-	50,000
Impairment expense	-	-	2,331,522
Changes in assets and liabilities:			-
Prepaid expenses and other assets	-	11,619	-
Inventory	-	5,903	6,250
Accounts payable	(171,734)	465,542	563,475
Accrued expenses	(506,943)	1,250,776	2,388,998
Amounts due to related parties	228,561	372,226	1,666,401

Net cash used in operating activities	(1,669,474)	(790,888)	(5,300,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,542)	(1,561)	(89,111)
Increase in patent costs	-	-	(24,711)
Change in restricted cash	-	-	-
Merger fees and costs	-	-	-
Increase in acquisition deposits	-	-	(2,220,000)
Increase in other deposits	-	-	(40,000)
Increase in capitalized website	-	(3,532)	(18,097)

Net cash used in investing activities	(1,542)	(5,093)	(2,391,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	(11,941)	-	-
Payment on contract	-	-	(161,000)
Proceeds from advances - related party	1,217,500	752,832	3,542,449
Proceeds from advances from stockholders	310,000	-	310,000
Proceeds from issuance of notes payable	250,000	-	1,465,000
Proceeds from sale of common stock	-	-	806,500
Proceeds from sale of preferred stock	-	-	885,000
Proceeds from convertible debenture	100,000	-	700,000
Capital contribution	-	-	571,668
Payment of debt issue costs	-	-	(83,500)
Payments on advances from stockholders			(50,000)
Payments on advances - related party	(131,329)	(15,500)	(279,629)

Net cash provided by financing activities	1,684,230	737,332	7,706,488

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	13,214	(58,649)	14,383

CASH AND CASH EQUIVALENTS, Beginning of period	1,169	76,181	-

CASH AND CASH EQUIVALENTS, End of period	$14,383	$17,532	$14,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2005 included in the Company’s Annual Report on Form 10-KSB. The results of the nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $3,305,783 for the nine months ended December 31, 2005 and as of December 31, 2005 the Company had a working capital deficit of $6,773,079 and a stockholder deficit of $7,088,788. In addition, as of December 31, 2005, the Company has not developed a substantial source of revenue. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is currently attempting to raise additional debt and equity financing for operating purposes and expects to begin selling its product in Australia, New Zealand, Indonesia, certain European countries and other territories in 2006. The Company is also attempting to partner with a large pharmaceutical company for research and development, marketing and distribution of its product.

The Company requires substantial capital to pursue its operating strategy, which includes commercialization of its products, and currently has limited cash for operations. Until the Company can obtain revenues or obtain funding through debt and equity financing sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, the Company will be dependent upon external sources of financing.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the pro forma amounts indicated below for the nine months ended December 31, 2005 and 2004:

	2005	2004
Net loss attributed to common stockholders:
As reported	$(3,362,033)	$(5,397,400)
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123	(579,035)	—
Pro forma	$(3,941,068)	$(5,397,400)
Basic and diluted loss per common share:
As reported	$(0.13)	$(0.25)
Pro forma	$(0.16)	$(0.25)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005: risk-free interest rate of 4.25%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 202%; and a weighted average expected life of the option of 5 years.

Patent Costs

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004. Amortization expense related to these patents for the nine months ended December 31, 2005 and 2004 was $40,399 and $40,399, respectively. Projected amortization expense approximates $54,000, $49,000, $49,000, $49,000 and $49,000, respectively, for each of the five years ended March 31, 2010. Weighted average life of the remaining patent approximated 16.2 years.

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 8,194,167 and 5,594,167 common equivalent shares outstanding related to the options and warrants at December 31, 2005 and 2004, respectively. In addition, as of December 31, 2005, 716,667 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.

NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2005 consisted of the following:

Furniture and fixtures	$73,042
Office equipment	42,120
115,162
Less accumulated depreciation and amortization	(97,192)

$17,970

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at December 31, 2005 consisted of the following:

Accrued clinical trials payable	$2,467
Accrued penalties payable	902,000
Accrued interest payable	266,700
Accrued legal settlement	200,000
Accrued legal fees	25,000
Other	77,361
$1,473,528

The Company converted a total of $225,113 of amounts due for clinical trials to promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. The notes currently have not been paid. In addition, the Company had estimated the amounts due related to the clinical trials and reduced this estimate by $415,418 during the three months ended December 31, 2005 as the Company began settling its obligation with the doctors and other services providers who conducted the clinical trials.

NOTE 5 - DUE TO RELATED PARTIES

Due to related parties at December 31, 2005 consists of the following:

R&R Holdings, Inc. and affiliate a)	$4,026,464
Chaslav Radovich b)	20,833
Other officers/executives c)	129,792
$4,177,089

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

a) On January 1, 2001, the Company entered into a consulting contract with R&R Holdings, Inc. and its affiliate, Silver Mountain Promotions, Inc. ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate was increased to $135,000 per year. R&R is also a shareholder of the Company and the controlling shareholder of R&R is Mr. Radul “Rudy” Radovich, the Company’s Chairman. As of December 31, 2005, the Company had accrued $444,892 of consulting fees relating to this agreement.

R&R advances the Company cash from time to time. As of December 31, 2005, the Company owed R&R $2,534,721 related to these advances. The St. Petka Trust, which is controlled by Mr. Radul Radovich, also advances the Company cash from time to time. As of December 31, 2005, the Company owed St. Petka Trust $664,500 related to these advances. The Company has accrued interest on these advances at a rate of 10% per annum. Accrued interest at December 31, 2005 related to these advances totaled $382,351.

b) The Company currently owes its Chief Executive Officer $20,833 in past due compensation. During the three months ended December 31, 2005, the Company paid its CEO a total of $104,167 in shares of its common stock. The Company is accruing salary to its CEO at an annual rate of $125,000.

c) The Company currently owes other current and former executives $16,667 and $113,125, respectively, in past due compensation.

NOTE 6 - ADVANCES FROM STOCKHOLDERS

During the nine months ended December 31, 2005, one stockholder advanced the Company $260,000. These advances are non-interest bearing, unsecured and payable upon demand. During the three months ended December 31, 2005, these advances plus $2,500 of accrued interest were converted into 150,000 shares of the Company’s common stock.

NOTE 7 - PROMISSORY NOTES

The Company converted a total of $225,113 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. The notes currently have not been paid.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Gryphon Master Fund, LP

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

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

The Company also entered into a registration rights agreement whereby the Company agreed to file a valid registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Convertible Debentures and Debenture Warrants. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative fair value of the warrants has been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. If the Company does not file such an effective registration statement within 30 days of the closing date, or October 8, 2003, the Company is subject to penalties as follows: 1% of the principal amount of the funding for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At December 31, 2005, the Company had not filed such a registration statement and accordingly is currently subject to a penalty of approximately $282,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During nine months ended December 31, 2005, the increase of the relative fair value of the warrants approximated $10,832. The relative fair value of the warrants approximated $24,528 as of December 31, 2005.

Per the terms of the note agreement, in the event of default, the Company is subject to accrue interest at a default rate of 18% from the date of the default. As of December 31, 2005, Company had accrued interest of $250,027 related to this convertible note payable. In addition, the Company is obligated to remit 125% of the outstanding note balance or $150,000 upon the acceleration of repayment by the holder.

This convertible debenture is presented in the accompanying balance sheet as a current liability as the Company has not made required interest payment on this convertible debenture which is an event of default that give the holder the right to call the convertible debenture.

Tejeda and Tejeda, Inc.

On June 13, 2005, the Company entered into a loan agreement with Tejeda and Tejeda, Inc. in the amount of $100,000. The loan is due on or before the 12-month anniversary and accrues interest at the rate of 10% per annum. The note is personally guaranteed by Mr. Radul Radovich, the Company’s Chairman, and Mr. Chaslav Radovich the Company’s CEO. On the 12-month anniversary, the holder of the note

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

may elect to convert the loan into shares of the Company’s common stock at $1.75 per shares or at a price equal to a 25% discount to the closing bid price on the day of conversion at maturity. If such conversion is elected, the loan shall be considered paid in full. The loan is convertible at the maturity, which is the date at which the conversion feature will become beneficial; therefore the intrinsic value of the beneficial conversion feature of approximately $25,000 has been calculated at the commitment date using the stock price as of that date. The amount will be recorded as interest expense at the date of conversion, if the loan is converted to shares of common stock.

NOTE 9 - SENIOR DEBENTURE

On October 26, 2005, the Company issued a senior debenture to the Brad Chisick Trust in the amount of $250,000 that accrues interest at 10% per annum and is due on October 26, 2007. In addition, the Company also issued to the Brad Chisick Trust a warrant to purchase 500,000 shares of the Company’s common stock for $1.75 per shares.

The fair value of these warrants totaling $276,827 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 194%, (3) risk free interest of 4.50% and (4) dividend rate of $0%. The face amount of the senior debenture of $250,000 was proportionately allocated to the senior debenture and the warrants in the amount of $118,635 and $131,365, respectively. The amount allocated to the warrants of $131,365 was recorded as a discount on the senior debenture and is being amortized over the term of the debenture. During the three months ended December 31, 2005, the Company amortized $11,877 of the discount to interest expense. The balance of the debenture is shown net of unamortized discount of $ 119,488 in the balance sheet. In addition, on October 26, 2005, the Company issued to the Brad Chisick Trust 125,000 shares of its common stock valued at $72,500 as pre-payment of the accrued interest on this senior debenture. The prepaid interest will be amortized to interest expense over the two year term of the senior debenture.

NOTE 10 - CONVERTIBLE PREFERRED STOCK

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

If the Company does not file such an effective registration statement within 30 days of the closing date, or October 25, 2003, the Company is subject to penalties as follows: 1% of the value of the shares and the warrants paid by the purchaser for the first 30 day period in which the Company fails to file such registration statement, and 2% for each 30 day period thereafter. At December 31, 2005, the Company has not filed such a registration statement and accordingly is currently subject to a penalty of $470,000.

In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the nine months ended December 31, 2005, the increase of the relative fair value of the warrants was $14,096. The relative fair value of the warrants was $32,119 as of December 31, 2005.

As of December 31, 2005, there was $168,750 of dividends in arrears related to the 1,000 share of convertible preferred stock.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the consolidated financial statements as the Company has not granted any equity instruments to employees.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 12 - LITIGATION

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

Lease Dispute: In March 2003, the Company vacated its office space. The landlord then filed suit against the Company in the County of Orange, Superior Court of California, for unpaid rent. The Company believes that the landlord breached the agreement and, as such, the Company does not believe it owes any unpaid rent. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year, of which the Company paid the first $75,000 on January 31, 2006. This leaves a total of $125,000 owing, of which $75,000 is due on July 31, 2006, and $50,000 is due on December 31, 2006.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

OVERVIEW

BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St Petka, Inc. On May 4, 2001, St Petka, Inc. formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp. ("TTAC"), a wholly owned subsidiary formed for the purpose of acquiring BG. On July 6, 2004, BioGentech Corp. changed its name to Cobalis Corp. As allowed under SFAS 141, “Business Combinations” (“SFAS 141”), we designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,732,705 shares of $0.001 par value stock) was exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of Cobalis Corp. common stock. This transaction was consummated with the filing of the Articles of Merger with the State of Nevada on July 2, 2003. BG shareholders then effectively controlled approximately 95% of the issued and outstanding common stock of Cobalis. Since the shareholders of BG obtained control of Cobalis, according to SFAS 141, this acquisition was treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $3,305,783 for the nine months ended December 31, 2005 and as of December 31, 2005, we had a working capital deficit of $6,773,079 and a stockholder deficit of $7,088,788. In addition, as of December 31, 2005, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are currently attempting to raise additional debt and equity financing for operating purposes and expect to begin selling our product in Australia , New Zealand, Indonesia, certain European countries and other territories in 2006. We are also attempting to partner with a large pharmaceutical company for research and development, marketing and distribution of our product.

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

Patent Cost Valuation. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the weighted-average probability method outlined in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

We had a cash and cash equivalents of $14,383 at December 31, 2005. Our total current assets at December 31, 2005 were equal to $14,383. We also had the following long term assets: $17,970 in property and equipment, net, $1,768 in net website development costs, and $640,065 represented by net value of our patents, and $40,000 in deposits. Our total assets as of December 31, 2005 were $714,186.

Our total current liabilities were $6,787,462 at December 31, 2005, which was represented by accounts payable of $155,085, accrued expenses of $1,473,528, due to related parties of $4,177,089, warrant liability of $56,647, promissory notes of $225,113 and convertible notes payable of $700,000. Our long-term liabilities consist of a secured debenture of $130,512 (net of a discount of $119,488) making total liabilities of $6,917,974 at December 31, 2005. Our liabilities exceeded our assets by $6,203,788 as of December 31, 2005.

We have financed our operations primarily through cash generated from related party debt financing, from advances from stockholders and from the private placement sales of equity securities, as well as issuing convertible notes. During the nine months ended December 31, 2005, we received an additional $1,086,171, net from a related party, $260,000, net from advances from two stockholders, $100,000 from the issuance of a convertible note and $250,000 from the issuance of a senior debenture.

Our net cash provided by financing activities was $1,684,230 for the nine months ended December 31, 2005 compared to $737,332 for the same period in 2004. The increase of $946,898 is primarily due to the proceeds received from related party advances, advances from stockholder and the issuance of a convertible note and senior debenture.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

Revenues and Cost of Sales

We had no significant revenues for the three months ended December 31, 2005 and December 31, 2004 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter allergy prevention drug. Our net revenues were $0 less $0 for cost of sales for a gross loss of $0 for the three months ended December 31, 2005 as compared net sales of $0 less $0 for cost of sales for a gross loss of $0 for the three months ended December 31, 2004.

Operating Expenses

Our operating expenses for the three months ended December 31, 2005 were $1,139,272 compared to $2,864,891 for the three months ended December 31, 2004. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the three months ended December 31, 2005, this amount was represented by $23,262 in depreciation and amortization, $1,003,441 in professional fees, $317,025 in salary and wages, $34,486 in rent expense, ($406,315) in marketing and research, and $167,373 in other operating expenses, as compared to the three months ended December 31, 2004, where we had $21,018 in depreciation and amortization, $1,662,139 in professional fees, $55,136 in salary and wages, $32,729 in rent expense, $974,128 in marketing and research, and $119,741 in other operating expenses. Our operating expenses decreased during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 principally as a result of a decrease in professional fees and marketing and research offset by an increase in salary and wages. The decrease in professional fees is a result lower investor relation fees paid in 2005 as compared to 2004. A majority of these professional fees were paid with shares of our common stock. The value of these services was based on the market value of our stock at the agreement date.
We incurred a large portion of our clinical trials costs during the three months ended December 31, 2004. We had estimated the amounts due related to the clinical trials and reduced this estimate by $415,418 during the three months ended December 31, 2005 as the Company began settling its obligation with the doctors and other services providers who conducted the clinical trials. The increase in salary and wages was due to bonuses paid to employees during the three months ended December 31, 2005. The bonuses were paid with shares of our common stock.

Interest expense and financing costs for the three months ended December 31, 2005 were $137,502 compared to $208,725 for the three months ended December 31, 2004. The decrease is due to us not accruing any additional non-registration penalties during the three months ended December 31, 2005. The non-registration penalties were accrued for a two year period which ended on September 30, 2005.

The change in the fair value in the warrant liability relates to the increase in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the increase of our stock price, the fair value of these warrants has increased resulting in the increase of the warrant liability.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2004

Revenues and Cost of Sales

We had no significant revenues for the nine months ended December 31, 2005 and December 31, 2004 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistin (TM) as an over the counter drug. Our net revenues were $0 less $0 for cost of sales for a gross loss of $0 for the nine months ended December 31, 2005 as compared net sales of $479 less $2,930 for cost of sales for a gross loss of $2,451 for the nine months ended December 31, 2004.

Operating Expenses

Our operating expenses for the nine months ended December 31, 2005 were $2,734,986 compared to $4,189,253 for the nine months ended December 31, 2004. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistin (TM) product and related product management and ii) general management and fund raising efforts. For the nine months ended December 31, 2005, this amount was represented by $69,545 in depreciation and amortization, $1,961,801 in professional fees, $495,245 in salary and wages, $103,409 in rent expense, $(350,999) in marketing and research, and $455,985 in other operating expenses, as compared to the nine months ended December 31, 2004, where we had $62,965 in depreciation and amortization, $2,605,599 in professional fees, $178,031 in salary and wages, $100,373 in rent expense, $985,921 in marketing and research, and $256,364 in other operating expenses. Our operating expenses decreased during the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 principally as a result of a decrease in professional fees and marketing and research offset by an increase in salary and wages. The decrease in professional fees is a result lower investor relation fees paid in 2005 as compared to 2004. A majority of these professional fees were paid with shares of our common stock. The value of these services was based on the market value of our stock at the agreement date.

We incurred a large portion of our clinical trials costs during the three months ended December 31, 2004. We had estimated the amounts due related to the clinical trials and reduced this estimate by $415,418 during the three months ended December 31, 2005 as the Company began settling its obligation with the doctors and other services providers who conducted the clinical trials. The increase in salary and wages was due to bonuses paid to employees during the three months ended December 31, 2005. The bonuses were paid with shares of our common stock.

Interest expense and financing costs for the nine months ended December 31, 2005 were $545,869 compared to $1,236,313 for the nine months ended December 31, 2004. The decrease is due to the write off of the discounts on convertible debentures during the quarter ended December 31, 2004 and discontinuing the accrual for non-registration penalties effective September 30, 2005.

The change in the fair value in the warrant liability relates to the increase in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the increase of our stock price, the fair value of these warrants has increased resulting in the increase of the warrant liability.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next 12 months, we plan to continue moving forward with the completion of the Phase III clinical trials of our allergy prevention product, PreHistin (TM), followed immediately by submission of an application to the FDA for marketing approval of PreHistin (TM) as an over the counter ("OTC") allergy medication. We hope to receive approval from the FDA in early 2007, enabling our marketing launch in the United States of the product for the 2007 allergy season, but there is no assurance we will receive approval from the FDA. We estimate the cost to complete the Phase III clinical trials and the submission of the application to the FDA for marketing approval will be approximately $3,500,000.

While continuing with the US FDA approval process, we are working to finalize the international launch strategy in the primary global markets. Discussions are progressing with potential joint venture partners for marketing, manufacturing, regulatory approval and distribution throughout the world, the most advanced of which are with companies in Australia and Japan. There is no assurance we will complete any transaction with these companies. In addition to seeking approval from the FDA for the primary indication of seasonal allergic rhinitis (hay fever) for PreHistin (TM), we plan to conduct additional studies to validate the viability of approval for supplemental indications and alternative delivery mechanisms. The tests will be a combination of clinical trials and laboratory analyses.

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

As of December 31, 2005, we had a cash of $14,383. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistin (TM) application to the United States FDA and execute a marketing launch of the PreHistin (TM) product. We will also need to raise funds to execute studies for the further development of the PreHistin (TM) product line and to complete the acquisition of additional products. Along with our investment bankers, we plan to raise these funds through private and institution or other equity offerings. We may attempt to secure other loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Lease Dispute: In March 2003, the Company vacated its office space. The landlord then filed suit against the Company in the County of Orange, Superior Court of California, for unpaid rent. The Company believes that the landlord breached the agreement and, as such, the Company does not believe it owes any unpaid rent. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year, of which the Company paid the first $75,000 on January 31, 2006. This leaves a total of $125,000 owing, of which $75,000 is due on July 31, 2006, and $50,000 is due on December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2005, we issued the following shares of our unregistered common stock:

•	50,000 shares to William Lareese for services valued at $23,500;

•	100,000 shares to Kevin Prendiville for services valued at $53,000;

•	20,000 shares to Andre Baillargeon for services valued at $10,000;

•	125,000 shares to the Brad Chisick Trust for pre-paid interest valued at $72,500;

•	50,000 shares to Steve Barnes for services valued at $29,000;

•	150,000 shares to James Hammer for the conversion of $262,500 of debt;

•	50,000 shares to Deron Colby for services valued at $35,000;

•	50,000 shares to Mark Stewart for services valued at $26,000;

•	30,000 shares to Brian Strickel for services valued at $26,700;

•	55,000 shares to Lyndon Mansfield for services valued at $48,950; and

•	125,000 shares to Marlin Financial Group for services valued at $58,750.

Item 3. Defaults Upon Senior Securities

We are currently in default on terms of our $600,000 convertible note payable to Gryphon Master Fund LP, dated September 8, 2003, for failing to register the shares underlying the conversion.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (1)
4.1	Convertible Note with Gryphon Master Fund LP (4)
10.1	Asset Purchase Agreement between BioGentec Inc., (fka St. Petka, Inc.) and Gene Pharmaceuticals, LLC, (fka Allergy Limited, LLC,) as amended (4)
10.2	Employment Agreement with Thomas Stankovich (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company (5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company (5)
32.1	Section 906 Certification by Chief Executive Officer (5)
32.2	Section 906 Certification by Chief Financial Officer (5)

(1) Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB filed on February 8, 2002.
(2) Incorporated by reference to the exhibits to the registrant’s information statement on schedule 14C filed on June 10, 2003.
(3) Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed July 8, 2004.
(4) Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended March 31, 2004.
(5) Included herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBALIS CORP.

February 14, 2006	By:	/s/ Chaslav Radovich
Chaslav Radovich Principal Executive Officer, President, Secretary, Director

February 14, 2006	By:	/s/ Thomas Stankovich
Thomas Stankovich Executive Vice-President, Treasurer and Chief Financial Officer