Form 10KSB
period 2006-03-31
Cobalis Corp
filed 2006-07-14
CIK 1166414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission File Number: 000-49620

Cobalis Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1868007 (I.R.S. Employer Identification No.)
2445 McCabe Way, Suite 150, Irvine, California 92614 (Address of principal executive offices)

(949) 757-0001 (Issuer’s Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 12, 2006 there were 28,273,625 shares of the issuer's $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____  No X.

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of July 12, 2006, approximately $18,638,881.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one): ☐Yes ☒No

PART I

Item 1. Description of Business.

Cobalis Corp. (“We”, “Cobalis” or the “Company”) is a development stage company. We are a specialty pharmaceutical company dedicated to the development and commercialization of medications for allergic diseases. We are focused on bringing to market PreHistinTM, a patented, over-the-counter (OTC) drug product candidate designed to treat and prevent atopic allergic diseases including seasonal and year-round allergies, migraine, dermatitis, food allergies and asthma.

OUR CORPORATE BACKGROUND. We were incorporated in Nevada in 1997 as Aztec Ventures, Inc. and later changed our name to Togs for Tykes, Inc., while pursuing our former business plans. In 2003, we then took the name Biogentech Corp. when we acquired BioGentec Inc. as our wholly-owned operating subsidiary, which was incorporated in Nevada on November 21, 2000. We took our current name in 2004. From 1989 through 2000, Gene Pharmaceuticals, LLC sponsored the initial clinical research and wrote the patents. In November 2000, BioGentec acquired essentially all the assets of Gene Pharmaceuticals, LLC, including its intellectual property. References herein to BioGentec may be construed as Cobalis’ activities and operations.

OUR PRODUCT. PreHistinTM is intended to become the first medication aimed specifically at rectifying imbalances in the immune system that trigger the over-production of allergy symptom-causing substances, including histamine. By preventing or reducing the over-production of histamine before it is released, we believe PreHistinTM represents a novel and compelling alternative to the standard “ antihistamine” approach to treating allergic disease. PreHistinTM is in Phase III development for its initial indication of allergies.

PreHistinTM is a sublingual lozenge containing 3.3 mg of cyanocobalamin that is absorbed through the buccal membrane, allowing direct introduction of the active ingredient into the bloodstream. In this manner, we believe that PreHistinTM is distinguished from orally-ingested cyanocobalamin which first passes through the digestive tract before the active ingredient is systemically available. The active ingredient in PreHistinTM has been shown in clinical studies to reduce nasal symptoms without the drowsy, sedating side-effects associated with many other allergy medications.

As an easy-to-use sublingual lozenge, we believe that PreHistinTM provides a patient-friendly alternative to unwelcome injections as well as to powerful antihistamines that can often cause unwanted drowsiness and other uncomfortable effects. We have formulated the PreHistinTM lozenge to be dissolved under the tongue twice daily prior to the beginning of the allergy season.

We completed a supportive Phase III clinical study in October 2005 with 714 patients. The results of this clinical trial showed that pre-seasonal treatment with PreHistinTM reduced Mt. Cedar allergy symptoms compared with placebo. Subseuqent to the period covered by this report, we commenced twin pivotal Phase III clinical trials required by the FDA in July 2006. These studies will be conducted as a placebo-controlled, double-blind study with between 1,600 and 2,000 seasonal ragweed allergy sufferers.

In addition, in the future, we intend to investigate the effectiveness of PreHistinTM in mitigating the symptoms of other atopic conditions, such as migraine, dermatitis and asthma.

PreHistinTM is patented, with granted patents in the United States, the European Union and Australia; and pending patents in other countries. Our patents cover the use of cobalamins for allergic diseases, referred to as atopic, such as seasonal and year-round allergies, asthma, dermatitis, and atopic migraine.

SCIENTIFIC RATIONALE OF PREHISTINTM. The human immune system, if working properly, can attack invading viruses, bacteria and other potentially harmful organisms arriving in the body. To launch this attack, the immune system recognizes the invader, and starts a cascade of events that increase the levels of chemicals, including histamine, that are intended to fight off the organisms. This process is exceedingly complicated and sometimes problems arise. Allergic (atopic) individuals - including, but not limited to, people with seasonal allergies, year-round allergies, food allergies, dermatitis, and certain types of migraine and asthma - generally have an immune system that is over-sensitive to even a small trigger and therefore over-produces histamine. For example, minute amounts of ragweed pollen can result in the symptoms of allergy: sneezing, runny nose and nasal congestion.

The over production of histamine can result when the ratio of aggressor cells (which help launch the immune response) is high relative to suppressor cells (which prevent the immune system from over-reacting). When such a ratio exists, the production of the antibody immunoglobulin E (IgE) is favored. Generally allergic individuals have higher levels of IgE than non-allergic individuals. There are specific types of IgE, such as cat-IgE or ragweed-IgE. When these specific types of IgE come in contact with cat or ragweed proteins, they connect to a mast cell in a way that causes the mast cell to break apart and spill histamine out into the blood. Finding ways to reduce IgE has been a much-sought-after focus of many pharmaceutical companies in search of new allergy and asthma drugs.

Current modes of OTC allergy treatments focus on blocking the action of histamine after it is released. It is believed that PreHistinTM may rebalance certain cells in the immune system so that their ratio is similar to that of a non-allergic individual. This intervention in the immune system comes at a point in the cascade before the release of histamine, hence we have coined the term “prehistamine”, use the phrase “The World’s First Prehistamine”, and call the product “PreHistinTM.”

OUR SUPPLIERS. We believe that the active ingredients needed to produce our developmental product are readily available through several manufacturers, domestically and internationally, including major pharmaceutical corporations. Aventis Pharma is a primary source for us. We do not have a written agreement with Aventis Pharma, however, we believe we would be able to obtain the ingredients needed to produce our product from other sources should Aventis Pharma cease to be a source of ingredients for us.

OUR MANUFACTURING. We have identified and engaged a certified good manufacturing practices ("GMP") manufacturer to produce the Phase III trial medications as well as the first runs of the retail version of the product. We believe that the manufacturer selected is FDA approved and able to accommodate the anticipated demand. There is no guarantee that the manufacturer will continue to meet our requirements, but we believe we could identify and engage alternate sources of manufacturing capacity in the event we needed to do so. Each active lozenge will contain 3300 mcg (3.3 mg) of pharmaceutical grade cyanocobalamin.

OUR MATERIAL PRODUCT CONTRACTS. In 2000, the patent underlying our principal product (formerly known as "Immun-Eeze"), along with pending international patent applications, and certain other tangible assets and related trademarks, copyrights and customer lists were purchased from Gene Pharmaceuticals, LLC for $150,000 plus royalties, including royalties tied to future sales. Ernest Armstrong is a Managing Member of Gene Pharmaceuticals, LLC and also works for Cobalis in the capacity of Chief Scientific Officer and Director. In August 2002, the parties agreed to postpone the payment of royalties in exchange for 250,000 options to purchase BioGentec's common stock at $1.10 per share. In December 2002, the parties agreed to supersede the terms of the August 2002 addendum by amending the original agreement to include an additional payment of 2,000,000 shares to Gene Pharmaceuticals of BioGentec's (i.e. Cobalis’) common stock at $2.00 per share, plus royalties of 1.5% of gross sales of products. Also in the December 2002 Memorandum of Agreement, both parties agreed that neither party could assign the Agreement, nor their rights thereunder, without the prior written consent of the other party. In February 2004, the parties agreed that a “Revised Asset Purchase Agreement” would provide for the following: Mr. Armstrong being granted 2,200,000 options to purchase shares of our common stock at $2.00 per share, expiring seven years from the date of the revised agreement; the grant by St. Petka Trust to Mr. Armstrong the option to purchase shares of our common stock held by St. Petka at $2.00 per share, expiring seven years from the date of the revised agreement; Gene Pharmaceuticals LLC’s agreement to remove the antidilution clause from the Memorandum of Agreement in exchange for the issuance of 20,000 shares; the 1.5% royalty shall be amended to include a survivability clause; Mr. Armstrong will be employed by us at an annual salary of $100,000, and annual bonuses. The specific terms have been finalized and in that regard, the Revised Asset Purchase Agreement is currently being drafted.

OUR CHANNELS OF DISTRIBUTION. We do not currently distribute our products for sale; however, once we are able to commence commercial production, we believe we will have the option to outsource the distribution operations to a proven distributor or distributors.

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

Our patents cover the use of cobalamins for allergic diseases, referred to as atopic, such as seasonal and year-round allergies, asthma, dermatitis, and atopic migraine. The patents are:

Granted Patents:

Country	Patent No.	Title	Exp. Date
United States	6,255,294	“Cyanocobalamin Treatment in Allergic Disease”	12/28/19
United States	5,135,918	“Method for Reducing Reagenic Antibody Levels (IgE)”	08/04/09
Australia	771,728	“Cyanocobalamin Treatment in Allergic Disease”	12/28/19
European Union	1128835	“Cyanocobalamin Treatment in Allergic Disease”	12/28/19

Pending Patents:

Country	Application No.	Title
Canada	2,358,054	“Cyanocobalamin Treatment in Allergic Disease”
Japan	P2002-533399A	“Cyanocobalamin Treatment in Allergic Disease”
Mexico	2001-006297	“Cyanocobalamin Treatment in Allergic Disease”

In June 2006, we announced that our Patent No. 1128835, titled "Cyanocobalamin Treatment in Allergic Disease," had been published by the European Patent Office in the European Patent Bulletin 06/25. With its publication, the patent is in effect and protects the method of treatment underlying PreHistinTM in the European Union.

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

TRADEMARKS. We currently use or propose to use the trademarks or trade names Cobalis, PreHistin, Pre-Histamine, The World’s First PreHistamine and Prevahist to distinguish our brands from others. We hope to obtain registration for our trademarks for our proposed products in the future. Current status of trademark applications:

Country	Trademark	Appl./ Reg. No.	Granted/Allowed	Note
United States	COBALIS	78378186	07/19/05	Notice of Allowance
United States	PREHISTIN	78378191	03/15/05	Notice of Allowance
Australia	PREHISTIN	10588099	05/31/05	Registered
South Korea	PREHISTIN	624573	07/12/05	Registered

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

OUR WEBSITES. We have developed a corporate site, www.cobalis.com, targeted to the investor, corporate and health professional community that describes the science behind our flagship allergy prevention product, PreHistinTM. In addition, the site contains information that we believe is of value to the consumer, the allergy sufferer. We intend to update the site to include the latest news and information about PreHistinTM, as well as our upcoming Phase III clinical trials program. We have amortized the costs of our website development, which is $707 for the year ended March 31, 2006 and $7,809 for the year ended March 31, 2005.

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

FDA APPROVAL. Government regulation in the United States is a significant factor in the production and marketing of new drugs. The FDA must approve all new over-the-counter and prescription drugs, which includes any new use for a substance even if previously used safely for a different purpose. In the U.S., companies are subject to rigorous requirements in order to engage in the human clinical testing that must be conducted to gain approval for a drug. To begin clinical testing, a company must comply with mandatory procedures and safety standards established by the FDA and apply to the FDA for consent. The application requires a summary of previous work carried out on drug characterization, toxicity and safety, as well as an in-depth description of the proposed clinical trials, which occur in following three phases:

•	Phase I trials are designed to measure the early safety profile and the pattern of drug distribution and metabolism.
•	Phase II trials are aimed at determining preliminary efficacy and optimal dosage, and to expand the evidence regarding safety.
•	Phase III trials are conducted to provide enough data for statistical evaluation of efficacy and safety.

Our primary goal is to obtain regulatory marketing approval for PreHistinTM as an over-the-counter (OTC) drug for seasonal and year-round allergies in the United States and abroad. The FDA has indicated that there is no distinction in the OTC environment between seasonal allergies and year-round allergies. However, our clinical trials are being conducted with seasonal allergy sufferers, so even if our trials are successful, and PreHistinTM subsequently receives marketing approval, there can be no assurance that we be able to market for an indication in perennial allergies.

In January 2006, we were notified by the FDA that the marketing approval process for PreHistinTM would be conducted within the FDA by the Office of Nonprescription Products, the branch of the FDA which handles over-the-counter (OTC) drug products. Previously the Division of Pulmonary and Allergy Drug Products had handled our approval process (IND number 68,994). We believe this is a positive development since, as an FDA-approved OTC drug, PreHistinTM would not require a doctor's prescription, thus making consumer purchases easier, faster and more convenient.

In April 2006, we submitted to the FDA a protocol (Protocol DF0107) for a Phase III study on ragweed sensitive seasonal allergy patients in the central and eastern United States. In June 2006 the FDA sent us a letter regarding that protocol finding that our two proposed study designs were “acceptable”. From the time we had submitted Protocol DF0107 for review by FDA in early April 2006, until June 2006, the protocol had changed with the following notable exceptions: 1.) There are two study arms in two studies (Protocol RA3333 and Protocol RA55555), one with a placebo lozenge BID and one with a 3.3mg cyanocobalamin lozenge BID. Each arm in each study is between 312 and 500 patient-volunteers. 2.) Patients are to keep symptom diaries for 10 consecutive weeks. Patients are to receive a bottle of nasal saline, ocular saline and a supply of loratadine 10 mg sufficient for them to take, if required, from Week 7 to Week 10. (As with the prior protocol, the patients are to use the study medication from Week 1 to Week 6, with Weeks 4, 5 and 6 being the primary endpoint.) We anticipate commencing these studies in August 2006 and, if successful, using them in conjunction with an initial Phase III study as the primary basis for submitting an application to FDA for marketing approval.

In 2004, we sponsored an initial Phase III double-blind, placebo-controlled, multi-center randomized study on allergy sufferers sensitive to Mt. Cedar in Central Texas to test various PreHistinTM regimens of 3.3 mg cyanocobalamin lozenges BID for reducing the severity of allergy symptoms (Protocol SP1027). In October 2005, we reported results of this four arm, six-week 714 patient trial. The statistical analysis employed to evaluate the results utilized a modified intent to treat and an ANOVA (ANalysis Of VAriance) model to determine the treatment effects for the four arm study, and certain assumptions used were not specified in the statistical analysis plan (SAP). Although we believe that the data resulting from this Phase III clinical trial demonstrated that patients who were administered PreHistinTM showed a statistically significant reduction of allergy symptoms when the modified analysis was applied, the data most likely will be viewed by the FDA as supportive data and not as pivotal Phase III results required to secure approval.

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

OUR RESEARCH AND DEVELOPMENT. During each of the last two fiscal years, we have had expenditures for research and development activities of ($352,937) for the year ended March 31, 2006 and $1,912,054 for the year ended March 31, 2005. These include expenses for our Phase III clinical trials. Because our product is not yet in production, there are no costs borne by customers.

OUR MARKETING STRATEGY. We believe that allergy sufferers are constantly seeking relief from their symptoms and that, if approved, PreHistinTM’s approach to allergy symptom reduction coupled with its side effect profile should make it an attractive and compelling choice for allergy sufferers.

Our go-to-market strategy is to partner with a major pharmaceutical manufacturer/distributor who already has the extensive infrastructure and relationships to fulfill the logistics of a nationally distributed OTC product. We may out-license either the manufacturing/packaging and distribution rights together or separately to one or more marketing partners. We intend to pursue such licensing opportunities in the United States as well as various international markets where we have patent protection and where we believe we would find either significant sales potential and/or significant strategic value. Our plan is to complete the upcoming clinical trials and provide the clinical evidence to support our partnership efforts. While we have had initial conversations with a number of pharmaceutical partner prospects, there is no guarantee that we will be able to secure profitable marketing licensing agreements with any major pharmaceutical company.

Additionally, we have the option to bring PreHistinTM to market ourselves or through a contract distributor. We intend to create a plan to bring PreHistinTM to market ourselves as an alternative option to securing a licensing agreement with a pharmaceutical partner, both as it relates to the U.S. and international markets. Such approach would require additional funding and securing additional human resources, but could potentially result in retaining a higher percentage of sales as compared with the royalties we would earn under a pharmaceutical licensing agreement.

OUR COMPETITION. The market for allergy relief preparations, which we intend to enter, is characterized by intense competition. We will be competing against well-capitalized, established pharmaceutical companies which currently market products similar to what we intend to market. We estimate that prices of drug products are significantly affected by competitive factors and tend to decline as competition increases. In addition, we believe that numerous companies are developing or may, in the future, engage in the development of products that could be competitive with our proposed products. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as the demand for over the counter and cost-competitive allergy relief preparations grows. We seek to enhance our competitive position by distinguishing our product as a preventative allergy treatment from those that mitigate symptoms once they occur. It is difficult to estimate our position with regard to competitors in this market before obtaining FDA approval with regard to selling our product, and there is no guarantee that the FDA will approve our product.

GOVERNMENT REGULATION. We believe that we will experience minimal direct costs and effects of compliance with environmental laws and other such federal, state and local regulations, in that we intend to outsource all manufacturing and distribution operations to companies that comply with Good Manufacturing Practice ("GMP") Regulations and other applicable laws and regulations. We believe we are otherwise in compliance with governmental regulations on our business, which include regulations relative to the approval of our products for sale as a nutritional supplements, over-the-counter medications or prescription medications. Also refer to “FDA APPROVAL” section above.

OUR CLINIC DEVELOPMENT CONTRACTS. As we advance through the marketing approval process for PreHistinTM, there are several organizations and individuals we rely on to help us with the clinical research and related regulatory affairs. Subsequent to the period covered by this report, we have made the following contracts:

•	Data Med Devices of Lake Forest, California, is serving as our clinical research organization (CRO) by providing such services as study guidance, clinical study monitoring and data management.
•	United BioSource Corp. of San Francisco, California, is providing the patient diaries, in which study subjects call in or log on to record their daily allergy symptoms throughout the study.
•	Advanced Botanicals Ltd. of Richmond, British Columbia, Canada, is manufacturing the study drug.
•	MedTox Labs of St. Paul, Minnesota, is providing lab services which assay the subjects’ blood and urine samples for safety and other blood samples for changes in IgE concentrations.

We also have contracts with each of the 23 study sites and investigators to conduct our twin pivotal clinical trial studies in their clinics.

FUTURE PRODUCTS. In addition to PreHistinTM for allergic rhinitis, we hope to develop and market additional indications in atopic disease for PreHistinTM and intend investigate the effectiveness of PreHistinTM in mitigating the symptoms of other atopic conditions, such as migraine, dermatitis and asthma. We also intend to consider other product opportunities that could broaden our portfolio of product candidates. Our current focus is on PreHistinTM.

EMPLOYEES. We currently have six full-time employees. We believe that our relations with our current employees are good. We are not party to any collective bargaining arrangements.

Item 2. Description of Property.

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

Property	March 31, 2006	March 31, 2005
Property and Equipment, net	$8,419	$45,044

We do not own any real estate or tangible property used in course of our daily operations.

FACILITIES. Our executive, administrative and operating offices are located at 2445 McCabe Way, Suite 150, Irvine, California, 92614, which represent our only facilities and measure 5,455 square feet of space. We had a lease for this space which ran for three years through March 31, 2006, at a cost of $10,365.50 per month. This was recently renewed through March 31, 2008, at a rate of $12,001 per month for the first year, and $12,546.50 per month for the subsequent year of the term, plus the issuance of shares of our common stock to the principals of the company serving as our landlord. We believe these facilities are adequate for our current and projected requirements as we intend to outsource all manufacturing and distribution.

Item 3. Legal Proceedings.

The following are legal actions pending against us and those we contemplate entering into at this time:

Former Leased Office Space: We were a defendant in a suit brought by our former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case #03CC02904.. In January 2006, this matter was settled and we are to pay a total of $200,000 over the next year, of which we paid the first $75,000 on January 31, 2006. This leaves a total of $125,000 owing, of which $75,000 is due on July 31, 2006, and $50,000 is due on December 31, 2006. We intend to pay these amounts through debt and equity financing.

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

On January 8, 2004, InnoFood sent us a letter attempting to terminate the original InnoFood Agreement and the October 17, 2003 LOU. InnoFood claimed that we breached both the Agreement and the LOU by failing to provide the funding called for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back $2,160,000 (net of $60,000 interest InnoFood charged to us for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. We believe that this Promissory Note represents an acknowledgment of InnoFood's debt to us. As of March 31, 2006, we have not accepted the terms of this Promissory Note, and negotiation with InnoFood regarding the purchase has stalled.

We believe that InnoFood breached not only the InnoFood Agreement but also the LOU. We intend to vigorously pursue InnoFood, but have not determined whether or not we will file a lawsuit against InnoFood. If needed, we may also consider pursuing legal action.

Gryphon Master Fund, LP. On November 8, 2004, Gryphon Master Fund, LP, (“Gryphon”) filed a lawsuit against us in United States District Court, Northern District of Texas, Dallas Division. The lawsuit sought repayment of the $600,000 convertible note payable, accrued interest on the convertible note payable within the prescribed period, penalties for failing to register the shares underlying the conversion of the convertible note payable, attorneys fees and court costs. In March 2006, we reached and executed a settlement agreement with Gryphon where both parties have agreed to dismiss any and all current and future claims, legal proceedings and litigation upon full satisfaction of the settlement agreement.

The settlement, which relates to two investments in us totaling $1.6 million made by Gryphon in September 2003, includes an agreed judgment totaling a maximum of $1.6 million. Our judgment amount would be reduced to $1.4 million, provided we fully pay Gryphon on or before October 1, 2006. Gryphon is also eligible to convert its convertible debenture and convertible preferred stock it holds to 716,667 shares of our common stock, and may exercise its 194,167 warrants for $0.01 per share. Under the settlement agreement, full repayment of the $1.6 million is due on or before April 1, 2007.

Marinko Vekovic. On March 9, 2006, Marinko Vekovic, a former consultant, filed a Complaint against us alleging a breach of a written consulting agreement, specific performance of common stock warrants and the “reasonable value of work and labor performed,” seeking damages in excess of $700,000, and specific performance of an alleged obligation to issue 600,000 free trading warrants at a $1.75 share price. The lawsuit, entitled Vekovic vs. Cobalis, is pending in Orange County Superior Court, Central Justice Center, Case No. 06CC03923.

On April 18, 2006, we filed an Answer to the Complaint, denying the allegations by Mr. Vekovic. On the same date, we also filed a Cross-Complaint for rescission of the consulting agreement, on grounds that Mr. Vekovic made numerous material misrepresentations intended to fraudulently induce us to enter the consulting agreement and to issue to Vekovic 112,500 shares of our S-8 common stock. Through our Cross-Complaint, we seek to rescind the consulting agreement and seek restitution from Mr. Vekovic in an amount no less than the price for which Mr. Vekovic sold the 112,500 shares of our S-8 common stock, plus all or some portion of the compensation paid to Mr. Vekovic, given that Mr. Vekovic substantially failed to perform the consulting services which were the subject of the consulting agreement. We also seek to recover attorneys’ fees incurred in the defense of the Complaint and the prosecution of our Cross-Complaint, pursuant to the attorneys’ fee provision in the consulting agreement.

We believe that we will prevail in defending Mr. Vekovic’s Complaint and that our liability to Mr. Vekovic, if any, would not be material. Furthermore, we believe that we have a good chance of prevailing on our Cross-Complaint, such that we would recover a monetary award from Mr. Vekovic. However, as is the case with any litigation, we cannot guarantee the outcome of the case.

Europacific Consulting, Inc. v. Cobalis Corp.This action was filed on May 23, 2006 in the Supreme Court of New York, County of New York, Case No. 601830/06. Europacific Consulting, Inc. (“Europacific”) is a New York corporation whose sole shareholder and director is Antonio Treminio. Europacific is suing for alleged breach of oral contract and damages of $250,000. Europacific alleges that Cobalis orally engaged Europacific to perform certain services for Cobalis, including introductions to potential board members, qualified investors and strategic alliances for Cobalis’ product line. We issued 20,000 shares to Europacific in January 2005, and canceled those shares in May 2005, after what we contend is Europacific’s failure to perform. We believe the claim for $250,000 is without basis and frivolous since the consideration for Europacific’s services was 20,000 shares, which at a current market value of $1.10 per share, would equal approximately only $22,000. We intend to vigorously defend this lawsuit.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "CLSC". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

Following is information about the range of high and low bid prices for our common stock for each fiscal quarter since our stock commenced trading. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid Quotation	Low Bid Quotation
06/30/04	$1.35	$1.35
09/30/04	$3.25	$2.40
12/31/04	$1.25	$1.20
03/31/05	$0.62	$0.57
06/30/05	$0.57	$0.54
09/30/05	$0.58	$0.55
12/31/05	$1.76	$1.64
03/31/06	$1.88	$1.79
06/30/06	$1.10	$1.02

COMMON STOCK. We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of July 12, 2006, there were 318 record holders of our common stock and there were 28,273,625 shares of our common stock issued and outstanding. There are no other outstanding options or warrants to purchase securities convertible into, shares of our common stock, except for the following:

PREFERRED STOCK. As of July 12, we had ,500 shares of our preferred stock issued and outstanding; this class of stock is characterized by certain preferences and designations and is convertible into shares of our common stock

OPTIONS. As of July 12, 2006, we had 3,125,000 exercisable options to purchase shares of our common stock outstanding as of March 31, 2006. On May 1, 2001, we granted 100,000 options to purchase shares of our common stock at $1.00 per share granted to Lyndon Mansfield, one of our medical advisory board members, and which expired subsequent to the period covered by this report, May 1, 2006. On May 1, 2002, we granted 100,000 options to purchase shares of our common stock at $1.00 per share to each of these former employees: Max Fried, Stan Goldstein, Louis Liben; these options expire May 1, 2007. On November 5, 2002, we granted Jim Luce, a former employee and former officer, 500,000 options to purchase shares of our common stock at $1.50 per share. These options expire on November 5, 2007. On December 27, 2002, we granted Gary Gordon Dean, a former employee, 25,000 options to purchase shares of our common stock at $1.00 per share, and which expire December 27, 2007. On February 20, 2004, we granted Ernest Armstrong 1,200,000 options to purchase shares of our common stock at $2.00 per share; these options seven years from the date of the revised underlying agreement. We did not grant any options during the year ending March 31, 2005, or any in the year ending March 31, 2006. We cancelled 225,000 options during the year ended March 31, 2006 because they expired: 200,000 were issued to our former employee, Lance Musicant, on November 22, 2000 and expired on November 22, 2005; 25,000 options were issued to our former employee, Bill Gay III, on March 1, 2001 and expired on March 1, 2006. Also during the year ended March 31, 2006, we cancelled the 500,000 options that were held by Jim Luce, a former employee, since those options were not exercised within the specified time period after his departure from our service.

Subsequent to the period covered by this report, we granted 2,500,000 options to two of our employees with an exercise price of $1.40 per share. We granted to Chaslav Radovich, our President, options to purchase 1,500,000 shares at $1.40 per share, which vest over 3 years and expire after 5 years from the date of grant. We granted to Gerald Yakatan, our CEO, options to purchase 1,000,000 shares at $1.40 per share, which vest over 3 years and expire 5 years from the date of grant.

WARRANTS. As of March 31, 2006 we have 6,636,767 warrants outstanding.

Of this amount, we issued 90,000 warrants on September 15, 2003 to Gryphon. There are also 104,167 warrants attached to shares of the preferred stock issued to Gryphon which are convertible to shares of our common stock, and have an exercise price of $0.01 per share.

During the year ended March 31, 2005, we granted 3,330,000 warrants to consultants. In July 2004, we issued 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to Martin Marion and 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to Bojan Cosic, both of whom were consultants at the time. These warrants expire in July 2009. In August 2004, we issued 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to DLZ for consulting services. These warrants expire in August 2009. In November 2005, we granted 200,000 options to purchase shares of our common stock at $2.00 to Lyndon Mansfield, a member of our advisory board, for clinical trials and advisory services. These options expire in August 2011. In September 2004, we issued 50,000 warrants to purchase shares of our common stock at $1.75 per share to Kevin Pickard for accounting services rendered to us. These warrants expire in September 2009. In January 2005, we issued 250,000 warrants to purchase shares of our common stock at $1.75 per share to Lawrence May, one of our directors. These warrants expire in January 2007.

During the year ended March 31, 2006, we granted 1,642,000 warrants to consultants and an aggregate total of 3,142,000 warrants. In July 2005, we granted 50,000 warrants to purchase shares of our common stock at $1.75 to Kevin Picard for accounting services rendered to us. These warrants expire in July 2010.

In August 2005, we granted 100,000 warrants to purchase shares of our common stock at $1.75 to Steven Barnes for finance advisory services rendered to us. These warrants expire in August 2010.

In August 2005, we granted 150,000 warrants to purchase shares of our common stock at $1.75 to Marlin Financial for finance advisory services rendered to us. These warrants expire in August 2010.

In September 2005, we granted 100,000 warrants to purchase shares of our common stock at $1.75 to Tejeda & Tejeda for finance advisory services rendered to us. These warrants expire in September 2010.

In October 2005, we granted 40,000 warrants to purchase shares of our common stock at $1.75 to Craig and Robyn Lewis for finance and advisory services rendered to us. These warrants expire in October 2010.

In October 2005, we issued 500,000 warrants to the Brad Chisick Trust which accompanied a senior debenture for $250,000. The warrants allow the purchase of shares of our common stock for $1.75 per share and expire October 26, 2010.

In October 2005, we granted 50,000 warrants to purchase shares of our common stock at $1.75 to Steven Barnes for finance advisory services rendered to us. These warrants expire in October 2010.

In October 2005, we granted 16,000 warrants to purchase shares of our common stock at $1.75 to CSX2 LLC for finance advisory services rendered to us. These warrants expire in October 2010.

In October 2005, we granted 8,000 warrants to purchase shares of our common stock at $1.75 to Eric Burns for finance advisory services rendered to us. These warrants expire in October 2010.

In October 2005, we granted 9,600 warrants to purchase shares of our common stock at $1.75 to Leslie Eichbaum for finance advisory services rendered to us. These warrants expire in October 2010.

In October 2005, we granted 16,000 warrants to purchase shares of our common stock at $1.75 to Scott Elstein for finance advisory services rendered to us. These warrants expire in October 2010.

In October 2005, we granted 20,000 warrants to purchase shares of our common stock at $1.75 to STDT LLC for finance advisory services rendered to us. These warrants expire in October 2010.

In October 2005, we granted 300,000 warrants to purchase shares of our common stock at $1.75 to Kevin Prendiville, one of our directors, for clinical trials advisory services rendered to us, and 33,000 warrants to purchase shares of our common stock at $1.75 to the Prendiville Trust, owned by Dr. Prendiville. These warrants expire in October 2010.

In November 2005, we granted 100,000 warrants to purchase shares of our common stock at $1.75 to Lyndon Mansfield, one of our medical advisory board members, for clinical trials advisory services rendered to us. These warrants expire in November 2012.

In November 2005, we granted 100,000 warrants to purchase shares of our common stock at $1.75 to Brian James Stickel, for finance advisory services rendered to us. These warrants expire in November 2010.

In December 2005, we issued 1,000,000 warrants to Thomas Stankovich, our Chief Financial Officer and Treasurer, to purchase shares of our common stock at $1.75 per share and which expire December 2010.

In March 2006, we issued 60,000 warrants to purchase shares of our common stock at $1.75 per share to Larry Pawl, for clinical trials advisory services; those warrants expire in March 2011.

In March 2006 we issued 140,000 warrants to purchase shares of our common stock at $1.75 per share to Mark Gostine, for clinical trials advisory services; those warrants expire in March 2011.

In March 2006 we issued 150,000 warrants to purchase shares of our common stock at $0.01 per share to Robert Lanthier, for finance advisory services; those warrants expire in March 2011.

RECENT SALES OF UNREGISTERED SECURITIES.

During the three months ended September 30, 2004, we issued the following shares of our restricted common stock: 100,000 shares to Marinko Vekovic for services valued at $75,000; 75,000 shares to Equity Media Ltd. for services valued at $82,500; 857,143 shares to James Hammer for the conversion of notes payable and accrued interest valued at $1,500,000 or $1.75 per share and additional warrants to be determined; and 3,050,000 warrants to purchase shares of our common stock to consultants with a weighted average exercise price of $1.74. The warrants vest over a period ranging from immediately to three years. The fair value of these warrants amounted to $1,364,037 which is being amortized to expense over the terms of the consulting agreements. During the three months ended September 30, 2004, we recognized an expense of $184,067 related to these warrants. The warrants vesting periods range from immediately to three years.

During the three months ended December 31, 2004, we issued the following shares of our restricted common stock: 100,000 shares to Tejeda & Tejeda, Inc. for services valued at $255,000; 200,000 shares to Basic Investors for services valued at $573,750; 50,000 shares to Sima Zivic for services valued at $127,500; 5,000 shares to David Myering for services valued at $7,250; 55,186 shares to Research Works, Inc. for services valued at $71,742; and 8,490 shares to Omni Capital Corp. for services valued at $11,037.

During the period ending March 31, 2005 we issued the following shares of our restricted common stock: In January 2005, we issued 1,250 shares to Catherine Posey for consulting services related to clinical trials. We also issued 75,000 shares to Jason Lyons for consulting services. In February 2005, we issued 30,000 shares to Tejeda & Tejeda, Inc. and 25,000 shares to Ibis Consulting Group for consulting services. We also issued 100,000 shares to Lawrence May, our board member for related consulting services. We also issued 15,000 shares to Sean Mulhearn and 15,000 shares to Melinda Mulhearn for consulting services related to the manufacture of our product, and 200,000 shares to the Wells Group for consulting services related to financial public relations. We also issued 150,000 shares to Cyndel & Co, Inc. for consulting services, which we subsequently cancelled; we are in the process of having these shares rescinded. In March 2005, we issued 48,000 shares to Seth Shaw for consulting services, 12,000 shares to David Hovey, Jr. for consulting services, 60,000 shares to Sean Mulhearn for consulting services and 37,500 to Tejeda & Tejeda Inc. for consulting services.

During the three months ended June 30, 2005, we issued the following shares of our restricted common stock: 100,000 shares to Cappello Group for finance advisory services valued at $59,000; 112,500 shares to Tejeda & Tejeda, Inc. for services valued at $69,750; 25,000 shares to Lawrence Wolfe for product manufacturing services valued at $15,500; 25,000 shares to Matthew Clayton for product manufacturing services valued at $15,500; 100,000 shares to Robert Lanthier for services valued at $65,000; 10,000 shares to Karin Carter for general corporate legal services valued at $6,500; 160,000 shares to Noel Marshall for services valued at $72,000; and 40,000 shares to Tracy Hatland for services valued at $18,000.

During the three months ended September 30, 2005, we issued the following shares of our restricted common stock: 10,000 shares to Kathryn Tsang for data entry clinical trial services valued at $6,000; 125,000 shares to B.J.S. Consulting LLC for services valued at $76,250; 50,000 shares to Tejeda & Tejeda, Inc. for financing costs valued at $30,500; 100,000 shares to Steve Barnes for services valued at $48,000; 30,000 shares to Kevin Pickard for accounting services valued at $15,000; 50,000 shares to Tejeda and Tejeda, Inc. for services valued at $21,000; 50,000 shares to Jorge Tise for services valued at $25,000; and 25,000 shares to Melany Shivelman for services valued at $12,500.

During the three months ended December 31, 2005, we issued the following shares of our restricted common stock: 50,000 shares to William Lareese for services valued at $23,500; 100,000 shares to Kevin Prendiville for services valued at $53,000; 20,000 shares to Andre Baillargeon for services valued at $10,000; 125,000 shares to the Brad Chisick Trust for pre-paid interest valued at $72,500; 50,000 shares to Steve Barnes for finance advisory services valued at $29,000; 150,000 shares to James Hammer for the conversion of $262,500 of debt; 50,000 shares to Deron Colby for general corporate legal services valued at $35,000; 50,000 shares to Mark Stewart for services valued at $26,000; 30,000 shares to Brian Strickel for services valued at $26,700; 55,000 shares to Lyndon Mansfield for clinical trials services valued at $48,950; and 125,000 shares to Marlin Financial Group for services valued at $58,750.

During the three months ended March 31, 2006, we issued the following shares of our restricted common stock:
In January 2006, we issued 150,000 shares to Thomas Stankovich, our Chief Financial Officer and Treasurer, as an employee signing bonus. We issued 50,000 shares to Tejeda and Tejeda for finance advisory services. We issued 50,000 shares to Gerald Yakatan, our director at the time and subsequently our Chief Executive Officer, for clinical trials advisory services.

In February 2006, we issued 50,000 shares to Stephen Lanthier for consulting services valued at $70,000, 35,000 shares to Steven Barnes for finance advisory consulting services valued at $49,000, 5,000 shares to Robert Stillwagon for corporate property lease valued at $7,400, and 5,000 shares to David Mileski for corporate property lease valued at $7,400.

In March 2006, we issued 80,000 shares to Dr. Robert Fishman for consulting services valued at $119,200, 20,000 shares to Elmer Carlson for consulting services valued at $32,800; 21,467 shares to Steven Barnes for finance advisory consulting services valued at $40,358. We also issued a total of 132,450 shares for services related to our clinical trials as follows: 22,000 shares to Dr. Julius Henry van Bavel for services valued at $27,319; 27,200 shares for Dr. Frank C. Hampel for services valued at $34,000; 22,500 shares to Dr. Bruce G. Martin for services valued at $28,154; 17,600 shares to Dr. Robert Lee Jacobs, for services valued at 21,889; 21,100 shares to Dr. Dale E. Mohar for services valued at $26,361; 22,000 shares to Dr. Paul Ratner for services valued at $27,319.

Subsequent to the period covered by this report, we issued the following restricted common stock:

In April 2006, we issued 15,000 shares to Jaffoni & Collins, Inc., for public relations and investor relations consulting services valued at $24,750. We also issued 100,000 shares to the Wells Group, Inc., for consulting services valued at $135,000.

In May 2006, we issued 120,000 shares Adam Barnett for consulting services valued at $176,400.

We did not receive any proceeds from the issuance of these shares; these shares were all issued in lieu of repaying our employees, consultants, advisors, and as the case may be, creditors in cash.

These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. The securities were issued to our employees, officers, directors, consultants, advisors, who by virtue of those relationships, we believe were familiar with our business, and were able to assess the risks and merits of the investment.

DIVIDENDS. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

EQUITY COMPENSATION PLANS.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	1,625,000	$1.74	N/A
Total	1,625,000	$1.74	N/A

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
disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

OVERVIEW

As discussed above, we were incorporated in 1997 and on July 6, 2004 changed our name to Cobalis Corp., having previously used the BioGentech Corp. In 2003, we acquired our operational subsidiary, BioGentech Incorporated,(BioGentec). To distinguish between parent and subsidiary, a slight spelling difference was utilized. BioGentec, a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St Petka, Inc. On May 4, 2001, St. Petka, Inc. changed its name to BioGentec Incorporated. On July 2, 2003, BioGentec was merged into Togs for Tykes Acquisition Corp., a wholly owned subsidiary formed for the purpose of acquiring BioGentec. As allowed under SFAS 141, “Business Combinations” (“SFAS 141”), we designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BioGentec's outstanding common stock (19,732,705 shares of $0.001 par value stock) was exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of Cobalis Corp. common stock. This transaction was consummated with the filing of the Articles of Merger with the State of Nevada on July 2, 2003. BioGentec shareholders then effectively controlled approximately 95% of the issued and outstanding common stock of Cobalis. Since the shareholders of BioGentec obtained control of Cobalis, according to SFAS 141, this acquisition was treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $6,603,454 for the year ended March 31, 2006 and as of March 31, 2006; we had a working capital deficit of $8,187,034 and a stockholder deficit of $8,569,585. In addition, as of March 31, 2006, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Patent Cost Valuation. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the weighted-average probability method outlined in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

Stock-based Compensation. We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $526,691 at March 31, 2006. Our total current assets at March 31, 2006 were $531,371. We also had the following long term assets: $8,419 in property and equipment, net; $1,592 in net website development costs; $626,599 represented by net value of our patents; and $12,546 in deposits. Our total assets as of March 31, 2006 were $1,180,527.

Our total current liabilities were $8,718,405 at March 31, 2006, which was represented by accounts payable of $439,749 and accrued expenses of $524,429; accrued legal settlements of $1,725,000; due to related parties of $5,255,095; promissory notes of $74,132; and convertible notes payable of $700,000.

During the three months ended March 31, 2006, we converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at the rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006, we converted $131,042 of these notes plus accrued interest into 105,250 shares of our common stock. As of March 31, 2006, $74,132 of these notes was still outstanding.

We also had $146,707 represented by a senior debenture, making our total liabilities $8,865,112, and a convertible preferred stock liability of $885,000. Our liabilities exceeded our assets by $7,684,585.

We have financed our operations primarily through cash generated from related party debt financing as well as issuing a convertible debenture. During the year ended March 31, 2006, we received an additional $2,256,500 from a related party; $310,000 in advances from stockholders; $250,000 from notes payable; and had $100,000 in proceeds from the issuance of a convertible debenture. We also made payments of $50,000 on advances from stockholders and $253,829 in payments on advances from a related party.

Our cash used in investing activities was $1,703 for the year ended March 31, 2006, as compared to $5,094 for the year ended March 31, 2005, a decrease of $3,391.

Our net cash provided by financing activities was $2,600,730 for the year ended March 31, 2006 compared to $1,452,133 for the year ended March 31, 2005. The increase of $1,148,597 is primarily due to an increase in funding from a related party of approximately $800,808; advances from stockholders of $310,000; notes payable of $250,000; and the sale of a convertible debenture for $100,000. These were offset by payments and advances to stockholders and a related party of $283,829.

In June 2005, we entered into a loan agreement with Tejeda and Tejeda, Inc. in the amount of $100,000. The loan is due in one year. The note is personally guaranteed by Mr. Radul Radovich, the chairman of our board of directors, and Mr. Chas Radovich, our President, Secretary and one of our directors. When the loan is due, the holder of the note has the option to convert the loan into shares of our common stock at $0.50 per share or at a price equal to a 25% discount to the closing bid price on the day of conversion at maturity. Subsequent to the period covered by this report, the holder of the note elected to convert the note to 200,000 shares of our common stock.

In October 2005, we issued a senior debenture to the Brad Chisick Trust for $250,000 that accrues interest at 10% per annum, and is due in two years. We also issued the holder of this debenture a warrant to purchase 500,000 shares of our common stock at $1.75 per share.

During the year ended March 31, 2006, we issued 562,706 shares of our common stock that were registered on or about November 25, 2005 on Form S-8 as payment for certain accounts payable, past due salaries to certain related parties and amounts due to consultants.

Subsequent to the year ended March 31, 2006, we issued 111,416 shares of our common stock that were registered on or about May 11, 2006 on Form S-8 as payment for certain accounts payable, past due salaries to certain related parties and amounts due to consultants.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2006 AS COMPARED TO THE YEAR ENDED MARCH 31, 2005

Revenues and Cost of Sales. We had no significant revenues for the year ended March 31, 2006 and March 31, 2005 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistinTM as an over the counter drug. Our net sales were $0, as were our cost of sales and gross loss for the year ended March 31, 2006, as compared net sales of $434 less $2,500 for cost of sales for a gross loss of $2,066 for the year ended March 31, 2005.

Operating Expenses. Our operating expenses for the year ended March 31, 2006 were $5,890,255 compared to $6,402,505 for the year ended March 31, 2005. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts. For the year ended March 31, 2006, this amount was represented by $92,899 in depreciation and amortization; $3,590,741 in professional fees; $1,061,520 in salary and wages; $152,696 in rent expense; ($325,937) in marketing and research; $505,618 in other operating expenses; and $812,718 in legal settlements. This is compared to the year ended March 31, 2005, where we had $81,702 in depreciation and amortization; $3,631,692 in professional fees; $274,084 in salary and wages; $133,104 in rent expense; $1,913,449 in marketing and research; and $368,474 in other operating expenses. Our operating expenses decreased during the year ended March 31, 2006 as compared to the year ended March 31, 2005 principally as a result of the decrease in professional fees, which include payments for accounting, legal and shareholder relations, and the decrease in marketing and research from our Phase III clinical trials, offset by an increase in legal settlements, salary and wages, other operating expenses. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the measurement date.

Interest expense and financing costs for the year ended March 31, 2006 were $697,139 compared to $1,806,862 for the year ended March 31, 2005. The decrease is due to the interest on the convertible note payable, the demand note payable and the advances from related parties. Interest expense and financing costs also include the amortization of debt issue costs and debt discounts and penalties for not registering shares underlying the conversion of the convertible note payable and convertible preferred stock. During the year March 31, 2006, we fully amortized the debt discount and debt issue costs associated with the $600,000 convertible note payable due to the lawsuit filed by Gryphon, the holder of the convertible note payable.

The change in the fair value in the warrant liability relates to the decrease in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the decrease of our stock price, the fair value of these warrants has decreased resulting in the decrease of the warrant liability.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next 12 months, we plan to continue moving forward with the completion of the Phase III clinical trials of our allergy prevention product, PreHistinTM, followed by submission of a new drug application (“NDA”) to the FDA for marketing approval of PreHistinTM as an over the counter ("OTC") allergy medication. Once the NDA is filed, we hope to receive approval from the FDA enabling our marketing launch in the United States of the product or licensing to a potential pharmaceutical partner. We estimate the cost to complete the Phase III clinical trials and the submission of the NDA to the FDA for marketing approval will be approximately $5,000,000.

In addition to seeking approval from the FDA for the primary indication of seasonal allergic rhinitis (hay fever) for PreHistinTM, we may conduct additional studies to validate the viability of approval for supplemental indications and alternative delivery mechanisms. The tests will be a combination of clinical trials and laboratory analyses.

As of March 31, 2006, we had cash and equivalents of $526,691. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistinTM application to the United States FDA, and execute a licensing agreement or otherwise launch the PreHistinTM product. There is no assurance that these funds will be raised.

In October 2005, we reported results of an initial six-week 714 patient Phase III trial designed to study various PreHistinTM dose regimens for reducing seasonal allergy symptoms when compared to placebo. As reported, the statistical analysis utilized a modified intent to treat and an ANOVA (ANalysis Of VAriation) model to determine the treatment effects for the four arm study and certain assumptions used were not specified in the statistical analysis plan (SAP). Although the data resulting from the prior Phase III clinical trial demonstrated that patients who were administered PreHistinTM showed a statistically significant reduction of allergy symptoms when the modified analysis was applied, the data most likely will be viewed by the FDA as supportive data and not as pivotal Phase III results required to secure approval.

In June 2006, we announced that we intend to initiate two identical, Phase III clinical trials of our anti-allergy medication PreHistinTM in patients with seasonal allergic rhinitis. The randomized, double blind, placebo-controlled studies are intended to assess the efficacy, overall safety and tolerability of our flagship drug PreHistinTM to prevent the onset and reduce the severity of allergy symptoms.

The new study design calls for two simultaneously conducted Phase III clinical trials, each comprised of one placebo arm and one active arm receiving 3.3 mg of sublingual PreHistinTM administered twice daily for the six weeks of the study. We anticipate that the double blind, placebo-controlled trials will be conducted at approximately 23 sites throughout the United States during the Ragweed allergy season. The trials are expected to commence in August 2006 and will utilize electronic diary records to assess improvement in the severity of nasal allergy symptoms. Approximately 1,600 to 2,000 patients will be randomized into the twin studies to receive either placebo or PreHistinTM for three weeks prior to the onset of the allergy season, and for an additional three weeks into the season.

We estimate these costs to be approximately $5,000,000 over the coming year. We will need to raise funds to execute studies for the further development of the PreHistinTM product line and to complete the acquisition of additional products. We plan to raise these funds through private or other equity offerings. We may attempt to secure loans from lending institutions or other sources. There is no guarantee that we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

Other than the research and development related to our PreHistinTM product, we do not plan to engage in any other research and development unless we are able to raise additional funds. We do not anticipate any significant hiring over the next 12 months.

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

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

Cobalis Corp. and Subsidiary
Consolidated Financial Statements
Years Ended March 31, 2006 and 2005
And from November 21, 2000 (inception) to March 31, 2006

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of March 31, 2006	F-2

Consolidated Statements of Operations for the years ended March 31, 2006 and 2005,
and from November 21, 2000 (inception) to March 31, 2006	F-3

Consolidated Statement of Stockholders' Deficit for the period from November 21,
2000 (Inception) to March 31, 2006	F-4

Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005,
and from November 21, 2000 (inception) to March 31, 2006	F-5

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Cobalis Corp.
Irvine, California

We have audited the accompanying consolidated balance sheet of Cobalis Corp. (formerly Biogentech Corp.) and subsidiary as of March 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobalis and subsidiary as of March 31, 2006, and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
June 27, 2006

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Balance Sheet

March 31,
2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$526,691
Prepaid and other current assets	4,680

TOTAL CURRENT ASSETS	531,371

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $106,904	8,419
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $33,015	1,592
PATENTS, net of accumulated amortization of $278,716	626,599
DEPOSIT	12,546

TOTAL ASSETS	$1,180,527

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$439,749
Accrued expenses	524,429
Accrued legal settlements	1,725,000
Due to related parties	5,255,095
Warrant liability
Promissory notes	74,132
Convertible notes payable	700,000

TOTAL CURRENT LIABILITIES	8,718,405

SENIOR DEBENTURE, net of discount of $103,293	146,707

TOTAL LIABILITIES	8,865,112

CONVERTIBLE PREFERRED STOCK (dividends on arrears of $187,500)	885,000

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 50,000,000 shares
authorized; 27,366,387 shares issued and outstanding	27,366
Additional paid-in capital	16,377,254
Prepaid expenses	(165,425)
Deficit accumulated during the development stage	(24,808,780)

TOTAL STOCKHOLDERS' DEFICIT	(8,569,585)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,180,527

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative from
	Year Ended		November 21,
	March 31,	March 31,	2000 (inception) to
	2006	2005	March 31, 2006

NET SALES	$-	$434	$5,589

COST OF SALES	-	2,500	31,342

GROSS PROFIT (LOSS)	-	(2,066)	(25,753)

OPERATING EXPENSES:
Professional fees	3,590,741	3,631,692	9,175,527
Salary and wages	1,061,520	274,084	3,037,298
Rent expense	152,696	133,104	569,059
Marketing and research	(325,937)	1,913,449	1,919,435
Depreciation and amortization	92,899	81,702	527,264
Impairment expense	-	-	2,331,522
Other operating expenses	505,618	368,474	1,626,930
Legal settlements	812,718	-	812,718

TOTAL OPERATING EXPENSES	5,890,255	6,402,505	19,999,753

LOSS FROM OPERATIONS	(5,890,255)	(6,404,571)	(20,025,506)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(697,139)	(1,806,862)	(4,201,974)
Change in fair value of warrant liability	(16,060)	110,419	303,700

TOTAL OTHER INCOME (EXPENSE)	(713,199)	(1,696,443)	(3,898,274)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,603,454)	(8,101,014)	(23,923,780)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(6,603,454)	(8,101,014)	(23,923,780)

PREFERRED STOCK DIVIDENDS	75,000	75,000	1,072,500

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(6,678,454)	$(8,176,014)	$(24,996,280)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.26)	$(0.36)	$(1.23)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,816,344	22,458,344	20,393,502

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Years Ended March 31, 2006 and 2005 and the Period
from November 20, 2000 (inception) to March 31, 2006

					Deficit
					accumulated	Total
			Additional		during the	stockholders'
	Common stock		paid-in	Prepaid	development	equity
	Shares	Amount	capital	Expenses	stage	(deficit)

Balance at inception (November 21, 2000)	-	$-	$-	$-	$-	$-
Issuance of founder’s shares in exchange
for property and equipment	16,300,000	16,300	-	-	-	16,300
Issuance of common stock for cash - November 2000 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for cash - December 2000 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for cash - February 2001 @ $1.00	12,000	12	11,988	-	-	12,000
Issuance of common stock for cash - March 2001 @ $1.00	125,000	125	124,875	-	-	125,000
Issuance of common stock for services - March 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Contributed capital	-	-	62,681	-	-	62,681
Net loss for the period from inception						-
(November 21, 2000) to March 31, 2001	-	-	-	-	(223,416)	(223,416)

Balance at March 31, 2001, as restated	16,492,000	16,492	254,489	-	(223,416)	47,565

Issuance of common stock for cash - April 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for telephone equipment -
April 2001 @ $1.00	6,750	7	6,743	-	-	6,750
Issuance of common stock for cash - May 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of common stock for website development -
May 2001 @ $1.00	17,000	17	16,983	-	-	17,000
Issuance of common stock for legal services -
May 2001 @ $1.00	1,000	1	999	-	-	1,000
Issuance of common stock for cash - June 2001 @ $1.00	23,500	24	23,476	-	-	23,500
Issuance of common stock for cash - July 2001 @ $1.00	20,000	20	19,980	-	-	20,000
Issuance of common stock for cash - August 2001 @ $1.00	25,000	25	24,975	-	-	25,000
Issuance of common stock for services, related party -
September 2001 @ $1.00	65,858	66	65,792	-	-	65,858
Issuance of common stock for cash - September 2001 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for services - September 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of stock options for services - September 2001	-	-	32,000	-	-	32,000
Issuance of common stock for cash - October 2001 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - December 2001 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for services -
December 31, 2001 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for services, related party -
December 2001 @ $1.00	117,500	118	117,382	-	-	117,500
Issuance of common stock for prepaid advertising -
December 2001 @ $1.00	15,600	15	15,585	-	-	15,600
Issuance of common stock for property and equipment -
January 2002 @ $3.00	1,000	1	2,999	-	-	3,000
Issuance of common stock for services, related party -
January 2002 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for cash - February 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for cash - March 2002 @ $2.00	12,500	12	24,988	-	-	25,000
Contributed capital	-	-	211,269	-	-	211,269
Deferred compensation	-	-	-	(60,108)	-	(60,108)
Net loss	-	-	-	-	(1,144,249)	(1,144,249)

Balance at March 31, 2002, as restated	16,965,708	16,966	1,005,492	(60,108)	(1,367,665)	(405,315)

Issuance of common stock for services - April 2002 @ $2.00	3,000	3	5,997	-	-	6,000
Issuance of common stock for cash - April 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - April 2002 @ $2.00	17,500	17	34,983	-	-	35,000
Issuance of common stock for cash - May 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - May 2002 @ $2.00	16,000	16	31,984	-	-	32,000
Issuance of stock options for services - May 2002	-	-	350,000	-	-	350,000
Contributed capital - bonus expense	-	-	50,000	-	-	50,000
Issuance of common stock for cash - June 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - June 2002 @ $2.00	5,000	5	9,995	-	-	10,000
Issuance of common stock for cash - July 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - August 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of common stock for cash - September 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of stock options below fair market value - November 2002	-	-	250,000	(250,000)	-	-
Issuance of common stock for conversion of note - December 2002 @ 2.00	50,000	50	99,950	-	-	100,000
Issuance of common stock for cash - December 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for services - December 2002 @ $2.00	15,000	15	29,985	-	-	30,000
Issuance of common stock for patents - December 2002 @ $2.00	2,000,000	2,000	1,285,917	-	-	1,287,917
Contributed capital			292,718	-	-	292,718
Issuance of common stock for exercise of options - December 2002	574,000	574	574,028	-	-	574,602
Deferred compensation				60,108		60,108
Contributed capital			5,000	-	-	5,000
Issuance of common stock for services - January 2003			25,000	-	-	25,000
Issuance of common stock for cash February 2003 @ $2.00	11,500	12	22,988	-	-	23,000
Issuance of common stock for cash March 2003 @ $2.00	5,000	5	9,995	-	-	10,000
Deferred compensation				54,000	-	54,000
Net loss				-	(2,148,008)	(2,148,008)

Balance at March 31, 2003, as restated	19,732,708	19,733	4,193,962	(196,000)	(3,515,673)	502,022

Issuance of common stock for cash April 2003 @ $2.00	70,000	70	139,930	-	-	140,000
Issuance of common stock for cash May 2003 @ $2.00	30,000	30	59,970	-	-	60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")	1,032,000	1,032	(101,032)	-	-	(100,000)
Issuance of common stock for penalties January 2004 @ $2.80	135,000	135	377,865	-	-	378,000
Issuance of common stock for services February 2004 @ $2.20	100,000	100	219,900	-	-	220,000
Issuance of common stock for services February 2004 @ $1.85	20,000	20	36,980	-	-	37,000
Value of beneficial converstion feature of convertible
debenture issued in September 2003			346,870	-	-	346,870
Fair value allocated to warrant liability for detachable
warrants issued with preferred stock			(181,849)	-	-	(181,849)
Dividend on preferred stock			885,000	-	(885,000)	-
Deferred compensation				196,000	-	196,000
Net loss				-	(5,703,639)	(5,703,639)

Balance at March 31, 2004	21,119,708	21,120	5,977,596	-	(10,104,312)	(4,105,596)

Issuance of common stock for penalties May 2004 @ $1.85	170,000	170	314,330	-	-	314,500
Issuance of common stock for services June 2004 @ $1.75	10,000	10	17,490	-	-	17,500
Issuance of common stock for conversion of debt June 2004 @ $1.60	371,317	371	593,736	-	-	594,107
Issuance of common stock for services July 2004 @ $1.35	7,489	8	10,101			10,109
Issuance of common stock for services July 2004 @ $1.10	75,000	75	82,425			82,500
Issuance of common stock for services August 2004 @ $0.75	100,000	100	74,900			75,000
Conversion of debt to common stock September 2004 @ 2.22	857,143	857	1,902,000			1,902,857
Issuance of common stock for services October 2004 @ $2.20	4,758	5	10,463			10,468
Issuance of common stock for services October 2004 @ $2.55	375,000	375	955,875			956,250
Issuance of common stock for services December 2004 @ $1.45	5,000	5	7,245			7,250
Issuance of common stock for services December 2004 @ $1.30	63,676	63	82,715			82,778
Issuance of common stock for services January 2005 @ $1.05	1,250	1	1,312			1,313
Issuance of common stock for services January 2005 @ $1.18	75,000	75	88,425			88,500
Issuance of common stock for services February 2005 @ $1.10	155,000	155	170,345			170,500
Issuance of common stock for services February 2005 @ $1.06	100,000	100	105,900			106,000
Issuance of common stock for services February 2005 @ $0.95	30,000	30	28,470			28,500
Issuance of common stock for services February 2005 @ $1.05	80,628	81	84,578			84,659
Issuance of common stock for services February 2005 @ $1.00	467,159	467	466,692			467,159
Issuance of common stock for services February 2005 @ $0.96	350,000	350	335,650			336,000
Issuance of common stock for financing costs March 2005 @ $0.81	50,000	50	40,450			40,500
Issuance of common stock for services March 2005 @ $0.80	5,000	5	3,995			4,000
Issuance of common stock for services March 2005 @ $0.75	120,000	120	89,880			90,000
Issuance of common stock for services March 2005 @ $0.68	37,500	38	25,462			25,500

Fair value of warrants issued to consultants			553,715			553,715
-
Net loss					(8,101,014)	(8,101,014)

Balance at March 31, 2005	24,630,628	24,631	12,023,750	-	(18,205,326)	(6,156,945)

Cancelation of common stock previously issued	(105,000)	(105)	(113,895)			(114,000)
Issuance of common stock for services April 2005 @ $0.59	100,000	100	58,900			59,000
Issuance of common stock for services April 2005 @ $0.62	162,500	162	100,587			100,749
Issuance of common stock for services May 2005 @ $0.60	39,836	40	23,862			23,902
Issuance of common stock for services June 2005 @ $0.65	110,000	110	71,390			71,500
Issuance of common stock for services June 2005 @ $0.45	200,000	200	89,800			90,000
Issuance of common stock for services July 2005 @ $0.60	10,000	10	5,990			6,000
Issuance of common stock for services July 2005 @ $0.61	125,000	125	76,125			76,250
Issuance of common stock for interest July 2005 @ $0.61	50,000	50	30,450			30,500
Cancelation of common stock previously issued	(150,000)	(150)	(143,850)			(144,000)
Issuance of common stock for services August 2005 @ $0.48	100,000	100	47,900			48,000
Issuance of common stock for services September 2005 @ $0.50	30,000	30	14,970			15,000
Issuance of common stock for services September 2005 @ $0.42	50,000	50	20,950			21,000
Issuance of common stock for services September 2005 @ $0.50	75,000	75	37,425			37,500
Issuance of common stock for services October 2005 @ $0.53	220,000	220	115,280	(58,750)		56,750
Issuance of common stock for prepaid interest October 2005 @ $0.58	125,000	125	72,375	(72,500)		-
Issuance of common stock for conversion of debt October 2005 @ $1.75	150,000	150	262,350			262,500
Issuance of common stock for services November 2005 @ $0.78	822,706	823	644,847	(26,700)		618,970
Issuance of common stock for services January 2006 @ $1.54	335,000	335	515,165	(119,500)		396,000
Issuance of common stock for services February 2006 @ $1.42	62,000	62	87,738			87,800
Issuance of common stock for services March 2006 @ $1.58	121,467	121	192,237			192,358
Issuance of common stock for conversion of notes payable and
accrued interest March 2006	105,250	105	173,557			173,662
Cancelation of common stock previously issued	(3,000)	(3)	(4,797)			(4,800)

Amortization of prepaid expenses				112,025		112,025
Value of warrants issued with debt			131,365			131,365
Repricing of warrants			301,155			301,155
Amortization of fair value of warrants issued to consultants			1,541,628			1,541,628

Net loss					(6,603,454)	(6,603,454)

Balance at March 31, 2006	27,366,387	$27,366	$16,377,254	$(165,425)	$(24,808,780)	$(8,569,585)

The accompanying notes are an integral part of these consolidated financial statements

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2006 and 2005 and the Period
from November 20, 2000 (inception) to March 31, 2006

			Cumulative from
	Year Ended		November 21,
	March 31,	March 31,	2000 (inception) to
	2006	2005	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,603,454)	$(8,101,014)	$(23,923,780)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	92,899	81,702	527,264
Common stock issued for services	1,637,979	2,643,986	4,846,323
Common stock issued for penalty	-	314,500	692,500
Common stock issued for financing costs	30,500	40,500	71,000
Change in value of warrant liability	16,060	(110,419)	(303,700)
Amortization of debt issue costs	28,072	67,882	111,572
Exercise of stock options for services	-	-	26,960
Amortization of discounts on notes	-	492,137	790,128
Issuance of stock options/warrants for services	1,541,628	553,715	2,502,343
Capital contribution - bonus (related party)	-	-	50,000
Amortization of prepaid expenses	112,025	-	127,625
Amortization of deferred compensation	-	-	250,000
Discount on common stock issued for settlement of debt	-	-	50,000
Impairment expense	-	-	2,331,522
Re-pricing of warrants	301,155		301,155
Changes in assets and liabilities:			-
Prepaid expenses and other assets	(4,680)	11,619	(4,680)
Inventory	-	5,903	6,250
Deposits	27,454	-	27,454
Accounts payable	112,930	214,864	848,139
Accrued expenses	(1,421,140)	1,948,857	1,414,801
Accrued legal settlement	1,665,000	-	1,725,000
Amounts due to related parties	390,067	313,717	1,827,907

Net cash used in operating activities	(2,073,505)	(1,522,051)	(5,704,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,703)	(1,562)	(89,272)
Increase in patent costs	-	-	(24,711)
Change in restricted cash	-	-	-
Merger fees and costs	-	-	-
Increase in acquisition deposits	-	-	(2,220,000)
Increase in other deposits	-	-	(40,000)
Increase in capitalized website	-	(3,532)	(18,097)

Net cash used in investing activities	(1,703)	(5,094)	(2,392,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	(11,941)	11,941	-
Payment on contract	-	-	(161,000)
Proceeds from advances - related party	2,256,500	1,455,692	4,581,449
Proceeds from advances from stockholders	310,000	-	310,000
Proceeds from issuance of notes payable	250,000	-	1,465,000
Proceeds from sale of common stock	-	-	806,500
Proceeds from sale of preferred stock	-	-	885,000
Proceeds from convertible debenture	100,000	-	700,000
Capital contribution	-	-	571,668
Payment of debt issue costs	-	-	(83,500)
Payments on advances from stockholders	(50,000)	-	(50,000)
Payments on advances - related party	(253,829)	(15,500)	(402,129)

Net cash provided by financing activities	2,600,730	1,452,133	8,622,988

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	525,522	(75,012)	526,691

CASH AND CASH EQUIVALENTS, Beginning of year	1,169	76,181	-

CASH AND CASH EQUIVALENTS, End of year	$526,691	$1,169	$526,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the period from November 21, 2000 (Inception) to March 31, 2004

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

For the Year Ended March 31, 2006

The Company issued 2,305,509 shares of its common stock valued at $2,105,430 for consulting services and employee salary and bonuses.

The Company issued 50,000 shares of its common stock valued at $30,500 for financing costs.

The Company issued 125,000 shares of its common stock valued at $72,500 for prepaid interest on a senior debenture.

The Company issued 105,250 shares of its common stock in exchange for notes payable and accrued interest totaling $173,663.

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

Note 1 - Organization and Significant Accounting Policies

Organization and Line of Business

BioGentec Incorporated ("BG"), a private Nevada corporation, was incorporated on November 21, 2000 according to the laws of Nevada, under the name St. Petka, Inc. On May 4, 2001, BG formally changed its name to BioGentec Incorporated. On July 2, 2003, BG was merged into Togs for Tykes Acquisition Corp.("TTAC"), a wholly owned subsidiary formed for the purpose of acquiring BG. TTAC is the wholly owned subsidiary of the registrant, Cobalis Corp. (formerly Biogentech Corp. and formerly Togs for Tykes, Inc.) (the “Company” or “Cobalis”). As allowed under SFAS 141, the Company designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BG's outstanding common stock (19,732,705 shares of $0.001 par value stock) was exchanged for 19,732,705 shares newly issued shares of $0.001 par value stock of Cobalis' common stock. At the date of the transaction, Cobalis had 5,532,000 shares of common stock outstanding of which 4,500,000 were cancelled as part of the transaction. The Company changed its corporate name to Cobalis Corp. with the filing of a Certificate of Amendment to our corporate articles in Nevada on July 6, 2004.

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

•
BG is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of BG have been presented for the comparative prior period; and

•
Control of the net assets and business of Cobalis was acquired for accounting purposes effective June 30, 2003. This transaction has been accounted for as a purchase of the assets and liabilities of Cobalis by BG as of June 30 2003. The historical cost of the net assets acquired was $0 and $100,000 cash was paid for costs and fees associated with the merger.

The Company is a specialty pharmaceutical company that has purchased the intellectual property rights (including related patents) to market Immun-Eeze, a dietary supplement, which is a natural alternative to over-the-counter and prescription medications. Immun-Eeze is effective in alleviating allergies and their accompanying symptoms. Immun-Eeze has been reformulated (the reformulation is included in the patent) and will be marketed under the name Prehistin, previously "Allertin". The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 as it has not generated significant revenue.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $6,603,454 for the year ended March 31, 2006 and as of March 31, 2006, the Company had a working capital deficiency of $8,187,034 and a stockholder deficit of $8,569,585. In addition, as of March 31, 2006, the Company has not developed a substantial source of revenue.

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

The Company is currently attempting to raise additional financing for operating purposes. The Company is also attempting to partner with a large pharmaceutical company for research and development, marketing and distribution of its product.

The Company requires substantial capital to pursue its operating strategy and currently has limited cash for operations. Until the Company can obtain revenues or obtain funding through debt and equity financing sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, the Company will be dependent upon external sources of financing.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2006, the Company used estimates in determining the amounts owed for clinical trials, capitalization and amortization of web development costs and patents, and the fair value of equity instruments issued for services. Actual results could differ from these estimates.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

Fair Value of Financial Instruments

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
Furniture and fixtures: 7 years; Computer equipment: 3 to 5 years.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

Research and Development

The Company incurs costs in the research and development of its primary drug candidate, PreHistin. All costs relating to phases I and II clinical trials were incurred before acquisition of the patents. Phase III and other research and development costs are charged to expense as incurred. For the years ended March 31, 2006 and 2005 and the period form November 21, 2000 (inception) to March 31, 2006, the Company incurred $89,841, $1,912,054, and $1,677,870, respectively, in research and development expenses. The Company had estimated the amounts due related to the clinical trials incurred prior to April 1, 2005 and reduced this estimate by $415,418 during the year ended March 31, 2006 as the Company began settling its obligation with the doctors and other services providers who conducted the clinical trials. As a result of the reversal of the estimated expenses of previous year, the net amount of $(325,937) has been shown on the financial statements.

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over three years. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totaled $707, $7,809 and $33,016, respectively, for the years ended March 31, 2006 and 2005 and the period from November 21, 2000 (inception) to March 31, 2006.

Patent Costs

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004. Amortization expense related to these patents for the years ended March 31, 2006 and 2005 and the period from November 21, 2000 (inception) to March 31, 2006 was $53,865, $53,865 and $387,345, respectively. Projected amortization expense approximates $52,000, $49,000, $49,000, $49,000 and $49,000, respectively, for each of the five years ended March 31, 2011. The weighted-average life of the remaining patents is approximately 15.7 years.

Revenue Recognition

The Company will recognize revenue from product sales when shipment of product to the customer has been made, which is when title passes. The Company will estimate and record provisions for rebates, sales returns and allowances in the period the sale is recorded. Shipping and handling charges are included in gross sales, with the related costs included in selling, general and administrative expenses. For the years ended March 31, 2006 and 2005, the Company had not generated any significant revenue.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

Impairment of Long-Lived Assets

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

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

As a result of adopting SFAS No. 123R, the Company recognized $0 in share-based compensation expense for the three months ended March 31, 2006 since there were no new employee options granted during the three months ended March 31, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. The pro forma expense to recognize during the nine months ended December 31, 2005 (prior to the adoption of SFAS 123R) and for the year ended March 31, 2005 is as follows:

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

	2006	2005
Net loss attributed to common stockholders:
As reported	$(6,678,454)	$(8,176,014)
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123	(534,494)	—
Pro forma	$(7,212,948)	$(8,176,014)
Basic and diluted loss per common share:
As reported	$(0.26)	$(0.36)
Pro forma	$(0.28)	$(0.36)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options issued during the year ended March 31, 2006: risk-free interest rate of 4.25%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 202%; and a weighted average expected life of the option of 5 years.

During the year ended March 31, 2005, the Company issued 3,300,000 warrants to consultants with a weighted average exercise price of $1.75. The warrants vest over a period ranging from immediately to three years. The fair value of these warrants amounted to $1,501,364 which is being amortized to expense over the terms of the consulting agreements. During the years ended March 31, 2006 and 2005, the Company recognized an expense of $773,628 and $553,715, respectively, related to these warrants.

During the year ended March 31, 2006, the Company issued 1,642,600 warrants to consultants with a weighted average exercise price of $1.62. The warrants vest over a period ranging from immediately to three years. The fair value of these warrants amounted to $1,344,980 which is being amortized to expense over the terms of the consulting agreements. During the year ended March 31, 2006, the Company recognized an expense of $768,000 related to these warrants.

Advertising and Marketing Costs

Advertising costs are expensed as incurred and included in operating expenses. For the years ended March 31, 2006 and 2005 and for the period from November 21, 2000 (inception) to March 31, 2006, advertising costs were $1,995, $1,395 and $335,313, respectively.

Income Taxes

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company has excluded all outstanding options, warrants, and convertible note payable and preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive. As of March 31, 2006 and 2005, the Company has approximately 8,261,767 and 5,844,167 common stock equivalents, respectively. In addition, as of March 31, 2006, 716,667 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended March 31, 2006 and 2005 and the period from November 21, 2000 (inception) to March 31, 2006, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

Warrant Liability

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has recorded the relative fair value of warrants issued with registration rights on the Convertible Debenture and the Convertible Preferred Stock as a short-term liability until the Company has obtained an effective registration statement for these shares. The Company reached an agreement with these warrant holders during the year ended March 31, 2006 and therefore, there is no liability related to these warrants at March 31, 2006.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

Additionally, the Company is required to report a value of the warrant as a fair market value and record the fluctuation to the fair value of the warrant liability to current operations. The fair value changed by $16,060 and ($110,419) during the years ended March 31, 2006 and 2005, respectively, and such amount has been included in other income.

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets”. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

NOTE 2 - ACQUISITION OF CERTAIN ASSETS

On November 22, 2000, the Company entered into an asset purchase agreement to acquire certain tangible and intangible assets from Gene Pharmaceuticals, LLC, formerly known as Allergy Limited, LLC ("GP LLC"), an unrelated company.

Per the asset purchase agreement, the Company has secured the rights to two patents, which were valued at their fair market values as of the date of purchase. The patents are for the introduction of, or "delivery" of, Cyanocobalamin, via a lozenge, and cover the various forms of B12 used to provide relief from allergy and bronchial asthma symptoms. The U.S. patent expires in 2009. The U.S. and foreign patents covering the use of lozenges delivering B12 for allergic diseases are in effect until 2019. In July 2001, the Company was granted a Notice of Entitlement intended to expand geographic coverage of the two existing patents. Amortization was calculated on a straight-line basis over the shorter of the remaining economic life or estimated lives of the patents.

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

Royalty payments shall commence to accrue on December 19, 2002, and will be computed and payable quarterly. For the years ended March 31, 2006 and 2005 and the period from November 21, 2000 (inception) to March 31, 2006, no royalty expense was accrued due to insignificant amount of sales for the periods.

As a result, the Company satisfied its indebtedness to GP LLC, and reduced its future royalty obligation related to the patents in exchange for the 2,000,000 shares of the Company's common stock.

NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2006 consisted of the following:

Furniture and fixtures	$73,203
Office equipment	42,120
115,323
Less accumulated depreciation and amortization	(106,904)

$8,419

Depreciation expense for the years ended March 31, 2006 and 2005 and the period from November 21, 2000 (inception) to March 31, 2006 was $38,328, $20,028, and $106,904, respectively.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

NOTE 4 - ACCRUED LEGAL SETTLEMENTS

Former Landlord

In March 2003, the Company vacated its office space. The landlord then filed suit against the Company in the County of Orange, Superior Court of California, for unpaid rent. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year. As of March 31, 2006, the balance due under this settlement was $125,000.

Gryphon Master Fund LP

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000 (See Notes 7 and 9). The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.

As of March 31, 2006, the full $1,600,000 was still due under the settlement agreement.

During the year ended March 31, 2006, the Company took a charge to earnings of $649,718 related to the settlement with Gryphon as follows:

Liabilities previously recorded by the Company related to Gryphon:
Debenture penalty	$150,000
Non-registration penalties	752,000
Accrued interest	276,658
Accrued legal fees	25,000
Accrued warrant liability	47,779
1,251,437
Amount of settlement	(1,600,000)
Additional liability to Gryphon	348,563
Charge to earning for re-pricing of Gryphon warrants	301,155
Total charge to earnings	$649,718

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

NOTE 5 - DUE TO RELATED PARTIES

Due to related parties at March 31, 2006 consists of the following:

R&R Holdings, Inc. and affiliates a)	$5,068,093
Chaslav Radovich b)	52,083
Other officers/executives c)	134,919
$5,255,095

a) On January 1, 2001, the Company entered into a consulting contract with R&R Holdings, Inc. and its affiliate, Silver Mountain Promotions, Inc. ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate was increased to $135,000 per year. R&R is also a shareholder of the Company and the controlling shareholder of R&R is Mr. Radul “Rudy” Radovich, the Company’s Chairman. As of March 31, 2006, the Company had accrued $478,642 of consulting fees relating to this agreement.

R&R advances the Company cash from time to time. As of March 31, 2006, the Company owed R&R $2,520,221 related to these advances. The St. Petka Trust, which is controlled by Mr. Radul Radovich, also advances the Company cash from time to time. As of March 31, 2006, the Company owed St. Petka Trust $1,595,500 related to these advances. The Company has accrued interest on these advances at a rate of 10% per annum. Accrued interest at March 31, 2006 related to these advances totaled $473,730.

b) The Company currently owes its Chief Executive Officer $52,083 in past due compensation. During the three months ended December 31, 2005, the Company paid its CEO a total of $104,167 in shares of its common stock. The Company is accruing salary to its CEO at an annual rate of $125,000.

c) The Company currently owes other current and former executives $21,794 and $113,125, respectively, in past due compensation.

NOTE 6 - PROMISSORY NOTES

The Company converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006, the Company converted $131,042 of these promissory notes plus accrued interest into 105,250 shares of the Company’s common stock. At March 31, 2006, $74,132 of these notes was still outstanding.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

NOTE 7 - CONVERTIBLE NOTE PAYABLE

Gryphon Master Fund, LP (See Note 4)

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

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000 (See Notes 4 and 9). The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

Tejeda and Tejeda, Inc.

On June 13, 2005, the Company entered into a loan agreement with Tejeda and Tejeda, Inc. in the amount of $100,000. The loan is due on or before the 12-month anniversary and accrues interest at the rate of 10% per annum. The note is personally guaranteed by Mr. Radul Radovich, the Company’s Chairman, and Mr. Chaslav Radovich the Company’s CEO. On the 12-month anniversary, the holder of the note may elect to convert the loan into shares of the Company’s common stock at $1.75 per shares or at a price equal to a 25% discount to the closing bid price on the day of conversion at maturity. If such conversion is elected, the loan shall be considered paid in full. The loan is convertible at the maturity, which is the date at which the conversion feature will become beneficial; therefore the intrinsic value of the beneficial conversion feature of approximately $25,000 has been calculated at the commitment date using the stock price as of that date. The amount will be recorded as interest expense at the date of conversion, if the loan is converted to shares of common stock.

NOTE 8 - SENIOR DEBENTURE

On October 26, 2005, the Company issued a senior debenture to the Brad Chisick Trust in the amount of $250,000 that accrues interest at 10% per annum and is due on October 26, 2007. In addition, the Company also issued to the Brad Chisick Trust a warrant to purchase 500,000 shares of the Company’s common stock for $1.75 per shares.

The fair value of these warrants totaling $276,827 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 194%, (3) risk free interest of 4.50% and (4) dividend rate of $0%. The face amount of the senior debenture of $250,000 was proportionately allocated to the senior debenture and the warrants in the amount of $118,635 and $131,365, respectively. The amount allocated to the warrants of $131,365 was recorded as a discount on the senior debenture and is being amortized over the term of the debenture. During the year ended March 31, 2006, the Company amortized $28,072 of the discount to interest expense. The balance of the debenture is shown net of unamortized discount of $103,293 in the balance sheet. In addition, on October 26, 2005, the Company issued to the Brad Chisick Trust 125,000 shares of its common stock valued at $72,500 as pre-payment of the accrued interest on this senior debenture. The prepaid interest will be amortized to interest expense over the two year term of the senior debenture.

NOTE 9 - CONVERTIBLE PREFERRED STOCK (SEE NOTE 4)

In September 2003, the Company sold 1,000 shares of its 7.5% convertible preferred stock (the "Convertible Preferred Stock") to Gryphon Master Fund, LP, for $1,000,000, less direct issuance costs of $115,000, which were netted against the proceeds of the offering. The Convertible Preferred Stock carries voting rights equivalent to the number of shares of common stock into which it can be converted, and has liquidation preference of $1,000 per share. The Convertible Preferred Stock is convertible into shares of the Company's common stock at the initial conversion price of $2.40 per share. This price is subject to change should the Company issue shares of its common stock at a price less than $1.75 per share. Included with the Convertible Preferred Stock were detachable three-year warrants to purchase 104,167 shares of the Company's common stock at the price of $2.88 per share (the "Preferred Warrants"). The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

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

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000 (See Notes 4 and 7). The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.

NOTE 10 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock of which 1,000 have been designated at Convertible Preferred Stock (see Note 9).

Common Stock

The Company has authorized 50,000,000 shares of $0.001 par value common stock.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

Stock Options

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

Transactions under the Plans during the years ended March 31, 2005 and 2006 are summarized as follows:

The following table summarizes the options outstanding:

		Weighted
	Stock	Average
	Option	Exercise
	Plan	Price

Balance, March 31, 2004	2,350,000	$1.62
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Balance, March 31, 2005	2,350,000	$1.62
Granted	-	$-
Exercised	-	$-
Canceled/Expired	(725,000)	$1.35
Balance, March 31, 2006	1,625,000	$1.74

Exercisable at March 31, 2006	1,625,000	$1.74

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

The weighted average remaining contractual life of options outstanding issued under the Plan is 1.26 years at March 31, 2006. The exercise prices for the options outstanding under the Plan at March 31, 2006 are as follows:

Number of Options	Exercise Price
425,000	$1.00
1,200,000	$2.00
1,625,000

The intrinsic value at March 31, 2006 of the options outstanding was $374,000.

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

Warrants

The Company has issued warrants in connection with the issuance of a convertible debenture and convertible preferred stock. The following table summarizes the warrants outstanding:

	Warrants	Weighted Average Exercise Price

Balance, March 31, 2004	194,167	$2.89
Granted	3,300,000	$1.75
Exercised	-	$-
Canceled	-	$-
Balance, March 31, 2005	3,494,167	$1.80
Grante	3,142,600	$1.68
Exercised	-	$-
Canceled	-	$-
Balance, March 31, 2006	6,636,767	$1.67

Exercisable at March 31, 2006	6,636,767	$1.67

The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2006 and 2005, respectively: risk-free interest rate of 4.50% and 3.50%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock ranging from $188% to 194% and 108%; and a weighted average expected life 5 years and 2 to 3 years.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

The weighted average remaining contractual life of warrants outstanding is 3.80 years at March 31, 2006. The exercise prices for the warrants outstanding at March 31, 2006 are as follows:

Number of Warrants	Exercise Price
344,167	$.01
6,092,600	$1.75
200,000	$2.00
6,636,767

The intrinsic value at March 31, 2006 of the warrants outstanding was $1,435,630.

During the year ended March 31, 2005, the Company issued 3,300,000 warrants to consultants with a weighted average exercise price of $1.75. The warrants vest over a period ranging from immediately to three years. The fair value of these warrants amounted to $1,501,364 which is being amortized to expense over the terms of the consulting agreements. During the years ended March 31, 2006 and 2005, the Company recognized an expense of $773,628 and $553,715, respectively, related to these warrants.

During the year ended March 31, 2006, the Company issued 1,642,000 warrants to consultants with a weighted average exercise price of $1.62. The warrants vest over a period ranging from immediately to three years. The fair value of these warrants amounted to $1,344,980 which is being amortized to expense over the terms of the consulting agreements. During the year ended March 31, 2006, the Company recognized an expense of $768,000 related to these warrants.

During the year ended March 31, 2006 (prior to December 31, 2005) the Company granted 1,000,000 warrants to an employee. The pro forma expense related to these 1,000,000 warrants is included in the pro forma disclosure in Note 1.

In addition, during the year ended March 31, 2006, the Company issued 500,000 warrants in connection with a senior debenture (See Note 8)

NOTE 11 - IMPAIRMENT EXPENSE

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

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

On January 8, 2004, InnoFood sent the Company a letter explaining that InnoFood was terminating the original InnoFood agreement and the October 17, 2003 LOU. InnoFood claimed that the Company breached both the original Agreement and the LOU by failing to provide the funding provided for under those agreements. With the letter of termination, InnoFood delivered a signed Promissory Note agreeing to pay back the $2,160,000 (net of interest of $60,000 InnoFood charged to the Company for non-payments). The Promissory Note accrues interest at 10% and is due and payable on or before January 15, 2009. As of March 31, 2006, the Company has not yet accepted the terms of this promissory note and is still in negotiation with InnoFood regarding the purchase.

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

NOTE 12 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2006 are as follows:

Deferred tax assets:
Federal net operating loss	$3,900,000
State net operating loss	401,000
Equity instruments issued for compensation/services	2,871,000
Accrued compensation	266,000
Accrued legal settlements	810,000
Impairment expense	888,000
9,136,000
Total deferred tax assets
Less valuation allowance	(9,136,000)
$--

During the years ended March 31, 2006 and 2005, the valuation allowance increased by $2,638,000 and $3,021,000, respectively.

At March 31, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $11,530,000 and $5,455,000, respectively, which include federal and state NOL in the amount of approximately $4,200,000 and $1,662,000 respectively, from Biogentec, Inc., prior to the effective date of the reverse merger on July 2, 2003. Federal NOLs could, if unused, expire in varying amounts in the years 2020 through 2026. State NOLs, if unused, could expire in varying amounts from 2006 through 2016.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended March 31, 2006 and 2005 is as follows:

	2006	2005
Federal income tax rate	(34.0%)	(34.0%)
State tax, net of federal benefit	(6.0%)	(6.0%)
Equity instruments issued for
Compensation/services	23.5%	12.8%
Accrued compensation	0.6%	0.2%
Accrued legal settlements	12.3%	-
Increase in valuation allowance	3.6%	27.0%
Effective income tax rate	0.0%	0.0%

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

Former Leased Office Space: The Company a defendant in a suit brought by its former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case #03CC02904. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year, of which the Company paid the first $75,000 on January 31, 2006. This leaves a total of $125,000 owing, of which $75,000 is due on July 31, 2006, and $50,000 is due on December 31, 2006.

Marinko Vekovic: On March 9, 2006, Marinko Vekovic, a former consultant, filed a Complaint against the Company alleging a breach of a written consulting agreement, specific performance of common stock warrants and the “reasonable value of work and labor performed,” seeking damages in excess of $700,000, and specific performance of an alleged obligation to issue 600,000 free trading warrants at a $1.75 share price. The lawsuit, entitled Vekovic vs. Cobalis, is pending in Orange County Superior Court, Central Justice Center, Case No. 06CC03923.

On April 18, 2006, the Company filed an Answer to the Complaint, denying the allegations by Mr. Vekovic. On the same date, the Company also filed a Cross-Complaint for rescission of the consulting agreement, on grounds that Mr. Vekovic made numerous material misrepresentations intended to fraudulently induce the Company to enter the consulting agreement and to issue to Vekovic 112,500 shares of the Company’s S-8 common stock. Through the Company’s Cross-Complaint, the Company seeks to rescind the consulting agreement and seeks restitution from Mr. Vekovic in an amount no less than the price for which Mr. Vekovic sold the 112,500 shares of the Company’s S-8 common stock, plus all or some portion of the compensation paid to Mr. Vekovic, given that Mr. Vekovic substantially failed to perform the consulting services which were the subject of the consulting agreement. The Company also seeks to recover attorneys’ fees incurred in the defense of the Complaint and the prosecution of the Company’s Cross-Complaint, pursuant to the attorneys’ fee provision in the consulting agreement.

The Company believes that it will prevail in defending Mr. Vekovic’s Complaint and that its liability to Mr. Vekovic, if any, would not be material. Furthermore, the Company believes that it has a good chance of prevailing on its Cross-Complaint, such that the Company would recover a monetary award from Mr. Vekovic. However, as is the case with any litigation, the Company cannot guarantee the outcome of the case.

Europacific Consulting, Inc.  This action was filed on May 23, 2006 in the Supreme Court of New York, County of New York, Case No. 601830/06. Europacific Consulting, Inc. (“Europacific”) is a New York corporation whose sole shareholder and director is Antonio Treminio, who are suing for alleged breach of oral contract and damages of $250,000. Europacific alleges that Cobalis orally engaged Europacific to perform certain services for the Company, including introductions to potential board members, qualified investors and strategic alliances for the Company’s product line. The Company issued 20,000 shares to Europacific in January 2005, and canceled those shares in May 2005, after what it contends is Europacific’s fraudulent inducement and failure to perform. The Company intends to vigorously contest this case and consider this a frivolous claim. The Company believes the claim for $250,000 is without basis since the consideration for Europacific’s services was 20,000 shares, which at a current market value of $1.10 per share, would equal approximately only $22,000.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2006 and 2005 and the Period
From November 21, 2000 (inception) to March 31, 2006

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2006, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

The Company currently leases its corporate office under an operating lease that expires in March 2008. The Company has paid a security deposit of $12,546 per the terms of the lease agreement.

Rent expense for the years ended March 31, 2006 and 2005 and for the period from November 22, 2000 (inception) to March 31, 2006, was $152,696, $133,104 and $569,059, respectively.

Future minimum lease payments applicable to non-cancelable operating leases as of March 31, 2006, are as follows:

Operating
Leases
Year ending March 31,
2007	$144,012
2006	150,558

Net Minimum Lease Payments	$294,570

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company:

•	issued 1,500,000 and 1,000,000 options with an exercise price of $1.40 to its President and Chief Executive Officer, respectively;

•	issued 111,416 shares of common stock in exchange for debt of $167,124;

•	appointed Gerald J. Yakatan, Ph.D., as Chief Executive Officer; and

•	converted the Tejeda and Tejeda, Inc. convertible note payable in the amount of $100,000 (see Note 7) into 200,000 shares of the Company’s common stock.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants that are required to be disclosed pursuant to Item 304 of Regulation S-B except for the following:

On December 1, 2004, our independent auditor, Stonefield Josephson, Inc., Certified Public Accountants, (“Stonefield”) notified us of certain errors contained in the quarterly report on Form 10-QSB for the period ended September 30, 2004 as filed on November 24, 2004. That report was filed prior to Stonefield completing their review and contained several errors, including the following:

•	the valuation of certain warrants and common stock granted to non-employees were computed incorrectly and consequently the related expense amount was incorrectly recorded;
•	information contained in the SAFS 148 disclosure was incorrect and the required information for the three months ended September 30, 2004 was not presented in the Form 10-QSB;
•	the fair value of warrants granted to outside consultants should be amortized over the service period instead of the vesting period in accordance with SFAS 123;
•	Note 8 regarding Restatement of Prior Year Financial Statements should have included the restated information for the three months ended September 30, 2003; and
•	we did not disclose that its independent auditors had not reviewed the financial statements pursuant to Statement on Auditing Standards No. 100, Interim Financial Information (SAS 100).

We filed an amended report on Form 10-QSB/A for that period on December 9, 2004. In that amended report, we corrected the items listed above. In addition, that amended report was reviewed by Stonefield prior to filing.

Effective January 26, 2005, we engaged Kabani & Co., Inc. ("Kabani") to act as our independent chartered accountants. The engagement of Kabani as our auditors was recommended and approved by our board of directors. This follows the departure of Stonefield as our independent chartered accountants, as reported in our Report on Form 8-K for January 18, 2005, as amended.

Our unaudited financial statements for the quarter ended December 31, 2004, were reviewed by Kabani, as were subsequent financial statements. Stonefield was not involved in any way with the review of the unaudited financial statements for the quarter ended December 31, 2004. We authorized Stonefield to discuss any matter relating to us and our operations with Kabani. The change in our auditors was recommended and approved by our board of directors since we do not have a separate audit committee.

During the two most recent fiscal years and subsequent interim period, we did not consult with Kabani regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

On July 26, 2005, we were notified that Stonefield, our former auditor, had withdrawn its audit report dated July 8, 2004 for our 2004 and 2003 financial statements, and its audit report dated May 23, 2003 on our 2003 and 2002 financial statements, and that therefore, reliance should not be placed on those reports referred to above, or on any related financial statements. Stonefield took this action after we filed our annual report on Form 10-KSB for the fiscal year ended March 31, 2005 on July 15, 2005, without the permission of Stonefield , due to a fee dispute with Stonefield. Our annual report erroneously included a report dated July 20, 2005, which purported to be from Stonefield, implying that additional auditing procedures had been performed by that firm, when that had not occurred. On July 19, 2005, Stonefield notified our senior management that Stonefield was requesting corrective action as to the error in our Report on Form 10-KSB, wherein (a) Stonefield's report was not authorized to be associated with our financial statements, and that (b) we should amend our 10-KSB. Stonefield notified our board of directors on July 26, 2005, that in the opinion of Stonefield, our senior management did not take timely and appropriate remedial actions in regard to this request. We subsequently prepared and filed an amended annual report to remove the Stonefield report, and because of our fee dispute with Stonefield, engaged our current auditor, Kabani & Co. to audit the financial statements for these prior years.

Since we do not have a separate audit committee, our board of directors has not discussed this matter with Stonefield as of the date of that report on Form 8-K. In addition, Stonefield was provided with a copy of the disclosures made in response to the report on Form 8-K Item 4.02 filed on or about August 2, 2005, no later than the day that these disclosures were filed with the Securities and Exchange Commission ("Commission"). Stonefield was requested to furnish a letter addressed to the Commission stating whether it agreed with the statements contained therein. That 8-K was amended subsequently and attached the response letter from Stonefield. In our opinion, the letter did not specify nor reference any disagreement with the disclosure contained in our August 2, 2005 Form 8-K. In our opinion, the attached letter was a mere recitation of Stonefield’s interpretation of the events leading up to the filing of the August 2 Form 8-K. The filing of that attached letter should not be interpreted as our agreement with the information contained therein. In our opinion, Stonefield’s actions were primarily the result of a fee dispute.

During 2003, we changed our fiscal year end from December 31 to March 31.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Gerald Yakatan	64	Chief Executive Officer*, Director
Thomas Stankovich	45	Chief Financial Officer, Treasurer,** Director
Chaslav Radovich	46	Chief Executive Officer*, President, Secretary, Treasurer** and a Director*
Radul Radovich	83	Chairman of the Board, Director
Ernest Armstrong	46	Chief Scientific Officer, Director
Martin Marion	53	Acting Chief Marketing Officer***
Kevin Prendiville	51	Director
Lawrence May	57	Director

*Dr. Yakatan was appointed CEO on May 18, 2006, at which time Mr. Chaslav Radovich resigned that office.
** Mr. Stankovich was appointed as our CFO and Treasurer on December 1, 2005, at which time Mr. Chaslav Radovich resigned those offices.
***Mr. Marion has been acting in the capacity as our CMO since April 2005

GERALD YAKATAN, CHIEF EXECUTIVE OFFICER, DIRECTOR. Dr. Yakatan was appointed as one of our directors in February 2006, and as our Chief Executive Officer in May 2006. Prior to joining us, Dr. Yakatan served as president, chief executive officer and a director of Avanir Pharmaceuticals, a reporting company ("Avanir"), from 1998 to 2005. Avanir trades on the NASDAQ under the trading symbol "AVNR". Dr. Yakatan had served as Avanir's vice president of drug development from 1995 to 1998. Dr. Yakatan also serves as Chairman of IriSys, Inc., and a privately-held company he founded in 1996, that specializes in pharmaceutical product development contract services. In 1990, he founded Tanabe Research Laboratories, USA, Inc., a wholly owned subsidiary of Tanabe Seiyaku of Osaka, Japan, where he served as president and chief executive officer until 1995. Dr. Yakatan served as executive vice president for research and development for Immunetech Pharmaceuticals. He joined Warner-Lambert Company, Pharmaceutical Research Division, as director of pharmacokinetics and drug metabolism, and was later appointed vice president for worldwide product development. Dr. Yakatan was on the faculty of the University of Texas at Austin where he also served as Chairman of the Department of Pharmaceutics and as Assistant Director of the Drug Dynamics Institute. He has published more than 60 papers in scientific and professional journals in the areas of pharmacokinetics, biopharmaceutic, analysis of drugs in biological fluids and drug stability. Dr. Yakatan received his Bachelor of Science in pharmacy from Temple University in 1963 and a Masters in pharmaceutical chemistry in 1965. In 1971, he was awarded a Doctorate in pharmaceutical sciences by the University of Florida, Gainesville. Dr. Yakatan is not an officer or director of any other reporting company.

THOMAS STANKOVICH, CHIEF FINANCIAL OFFICER, TREASURER, EXECUTIVE VICE PRESIDENT. On December 1, 2005, we announced the hiring of Thomas Stankovich as our new Executive Vice President, Chief Financial Officer effective immediately. Before joining us, Mr. Stankovich previously served as Senior Vice President and Chief Financial Officer of MP Biomedicals from 2003 to 2005. From 2001 to 2003, he served as Senior Vice President and Chief Financial Officer for Ribapharm, Inc. (now part of Valeant Pharmaceuticals International). From 1986 to 2001, Mr. Stankovich has served in various executive financial management positions for ICN Pharmaceuticals, Inc. (now renamed Valeant Pharmaceuticals International) including Vice President, Chief Financial Officer for ICN International A.G., and Vice President and Controller for ICN Europe. Mr. Stankovich holds Bachelor of Science degrees in both accounting and finance from California State University, Northridge, which he earned in 1984. Mr. Stankovich is not an officer or director of any other reporting company.

RADUL RADOVICH, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Radovich has been a Senior Project Manager and Project Head for several multi-billion dollar projects with Ciba-Geigy (Novartis), British Petroleum, Parsons, Narmco, Page Engineering and others. His leadership and focus on deliverable results enabled Mr. Radovich to complete each project as scoped, on time and within budget, driving customer satisfaction and profitability in line with projections. His extensive and diverse experience equipped him to provide consulting services to several Fortune 100 corporations. Radovich has been Chairman of R & R Holdings, Inc., a private investment banking company, for over 15 years. He earned an MSME at University of Belgrade, Yugoslavia. Mr. Radul Radovich is the father of Mr. Chaslav Radovich. He is not an officer or director of any other reporting company.

CHASLAV RADOVICH, PRESIDENT, SECRETARY AND A DIRECTOR. Mr. Radovich was Founder and CEO of Best Electronics, Inc., from 1986 through 1992. Best Electronics was a wholesaler-distributor of computer memory and peripheral products for companies including Intel, NEC, Toshiba, Motorola and Texas Instruments. From inception, Best Electronics, Inc. was profitable and Mr. Radovich grew earnings by more than 24% per year, while strategically expanding the staff to 25. Since 1992, he has been an independent investor and investment banker with R & R Holdings, Inc. Over the last ten years, Mr. Radovich has raised well over $100 million for private and public companies and played an instrumental role in taking many of them public, including Healthstar, Pharmaprint, LogOn America and AimSmart. Mr. Radovich is the son of Radul Radovich. He is not an officer or director of any other reporting company.

ERNEST ARMSTRONG, CHIEF SCIENTIFIC OFFICER AND A DIRECTOR. Mr. Armstrong as CEO of Gene Pharmaceuticals, LLC, has overseen clinical research on allergic rhinitis products and out-licensed medical technology for us. From 1991 through 1996, Mr. Armstrong was Founder and President of Broncorp, Inc., a research-based pharmaceutical company focused on drug-delivery technologies and on developing treatments for asthma and allergy. He was an Associate Professor of International Business at Dai-Ichi Economics College, Fukuoka, Japan 1998-1991. Armstrong speaks seven languages and previously lived in Canada, France, Guatemala, Italy, Japan and Switzerland. His education includes: BA-International Marketing and core courses for BS in Biology, Humboldt State University, Arcata, California; BA-French, University of Aix-en-Provence, France; MBA-San Francisco State University. Mr. Armstrong is not an officer or director of any other reporting company.

MARTIN S. MARION, ACTING CHIEF MARKETING OFFICER. Mr. Marion began serving as our acting Chief Marketing Officer in April 2005. Mr. Marion has served as a consultant to us providing similar services from July 2004 through April 2005. Prior to that, Mr. Marion was self-employed as a consulting professional providing marketing and strategic planning services for various companies in entertainment, healthcare, marketing and advertising. Mr. Marion is not an officer or director of any other reporting company.

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

OUR MEDICAL ADVISORY BOARD. Our Medical Advisory Board consists of nine doctors in the fields of allergy and immunology, as well as an attorney with extensive education in immunology, biochemistry and intellectual property law. Several of the advisory board members have previously contributed their scientific and medical expertise to the research and development of the company's foundation product, as well as products in our development pipeline.

The members of this advisory board are:

LYNDON E. MANSFIELD, MD, PRINCIPAL INVESTIGATIVE PHYSICIAN. Dr. Mansfield, a key medical advisor and the Principal Investigative Physician for BioGentec Inc. since 1992, has conducted many allergy related clinical research studies for major pharmaceutical companies and was instrumental in preparing and presenting the prior trial results for PrehistinTM to the FDA. Education: Temple University, Thomas Jefferson Medical University - Doctor of Medicine. Residency: Pediatrics - Brooke Army Medical Center. Board Certifications: Pediatrics, Allergy and Clinical Immunology, Diagnostic Laboratory Immunology/Clinical Lab, Immunology. Professional Societies: Fellow, American Academy Allergy & Immunology Allergy & Immunology, Fellow, American College of Allergists, Association of Medical Laboratory Immunologists. Dr. Mansfield has been issued 6,250 shares of our common stock registered on Form S-8 filed on or about April 29, 2004 and 20,000 shares of our common stock registered on Form S-8 filed on or about May 11, 2006, in return for advisory board services rendered to us.

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

Audit Committee and Financial Expert. Due to the size of our board of directors and lack of independent board members, we do not have a separate audit committee. We also believe that we do not have a financial expert on our Board of Directors as that term is defined by Item 401(e)2, due to the small size of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2006 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements, with the exception of Radul Radovich and Chaslav Radovich who each filed 15 reports late and reporting 31 transactions late; Ernest Armstrong who filed 5 reports late, reporting 8 transactions late, and Lawrence May, who each filed one report late, which reported 2 transactions late, and Kevin Prendiville who filed one report late, which reported 4 transactions late. Dr. May’s report states that our fiscal year end is December 31, 2005, though in actuality it is March 31, 2006.

Code of Ethics. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions since until recently, we only one individual in the applicable role. Now that we have expanded our management team recently, we are in the process of preparing and adopting a code of ethics.

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the last three fiscal years. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All Other Compensation
					Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Gerald Yakatan - Chief Executive Officer	2006	300,000 (1)	200,000 shares	None	None	1,000,000 options	None	None
Thomas Stankovich - Chief Financial Officer, Treasurer	2006	200,000	250,000 shares	None	None	1,000,000 warrants	None	$4,234 (4)
Chaslav Radovich - President, Treasurer, Secretary	2004	125,000 (2)	None	None	None	None	None	$10,290 (4)
- President, Treasurer, Secretary	2005	125,000	50,000 shares	None	None	None	None	$10,290 (4)
- President, Secretary	2006	125,000 (3) (8) 250,000	100,000 shares			1,500,000		$10,290 (4)
Ernest Armstrong- Vice President of Business Development	2004	100,000 (5)	None	None	None	1,200,000 options	None	$9,762 (4)
- Chief Scientific Officer	2005	100,000 (9)	None	None	None	None	None	$9,762 (4)
- Chief Scientific Officer	2006	100,000	16,000 shares	None	None	None	None	$9,762 (4)
Martin Marion Consultant(6)	2005	150,000	50,000 shares	None	None	1,000,000	None	43,125 shares $17,298 (4)
Acting Chief Marketing Officer (6)	2006	155,400	None	None	None	None	None	$17,298 (4)
James Luce, former Chief Operating Officer, Chief Marketing Officer	2005	150,000 (7)	None	None	None	None	None	None

(1) salary is pursuant to employment contract entered into May 15, 2006
(2) includes 213,673 shares were issued in lieu of salary accrued during FYE 2005
(3) salary increased to $250,000 from $125,000 pursuant to employment contract entered into May 15, 2006
(4) approximate value of group health insurance benefits paid on employee’s behalf
(5) includes 36,231 shares issued in lieu of salary
(6) acting Chief Marketing Officer since April 2005
(7) includes 81,516 shares in lieu of salary
(8) includes 125,000 shares in lieu of salary
(9) includes 32,000 shares in lieu of salary

COMPENSATION OF DIRECTORS. Our current directors who are also our employees receive no extra compensation for their service on our board of directors. In January 2005, we issued 250,000 warrants to purchase shares of our common stock at $1.75 per share to Lawrence May, one of our directors. In October 2005, Kevin Prendiville was granted 333,000 warrants to purchase shares of our common stock at $1.75 per share. Gerald Yakatan was granted 50,000 shares of our common stock for his service as a director February 2006. We pay medical insurance premiums for Radul Radovich at the rate of $1,032 per year, which we have done annually since 2004.

EMPLOYMENT CONTRACTS.

Chaslav Radovich. Chaslav Radovich, our President, and formerly also our Chief Executive Officer, executed a new employment agreement as of May 15, 2006, the terms of which are summarized below. His initial employment agreement with us dated November 22, 2000, amended on December 31, 2001, which paid an annual salary of up to $125,000 and certain bonuses. As of March 31, 2006, we had a payable to Mr. Radovich totaling $52,083. In mid 2004, we issued Mr. Radovich 107,901 shares of our common stock in satisfaction of $154,500 of past due compensation plus interest. With the additional issuance of 93,750 shares of S-8 stock issued in February 2005, our President's salary was paid in full through December 31, 2004. In November 2005, we issued 225,000 shares to Mr. Radovich, which were intended to compensate him in the amount of $125,000 representing wages due, and $100,000 as an employee bonus. We have accrued the $52,083 owed him through March 31, 2006.

Mr. Radovich will receive 100,000 shares of our common stock in lieu of the total amount of $86,939.10 owed to him from November 1, 2005 through May 15, 2006; unpaid base salary totaling $67,708.33 and accrued for the period from January 2003 through December 2004; and unpaid eight weeks of vacation pay valued at $19,230.77.

The material terms of Mr. Radovich’s new contract, executed on May 15, 2006, are summarized below:

Executive	Chaslav Radovich
Position	President
Start Date	05/15/06
Term	3 years
Base Salary	$250,000 per year
Back Wages	100,000 Restricted Shares in lieu of $86,939.10 for Back Wages and Unused Vacation up to Start Date of 05/15/06
Stock Options	1,500,000 Shares at $1.40 vested over 3 years; 5 year term

Ernest Armstrong. In February 2004, Ernest Armstrong agreed to serve as our Vice President of Business Development in conjunction with BioGentec's purchase of the patent underlying our principal product (formerly known as "Immun-Eeze") in 2000 from Gene Pharmaceuticals, LLP, of which Mr. Armstrong is the managing member. Mr. Armstrong receives a salary of $100,000 annually and is eligible for annual bonuses as well. Mr. Armstrong’s employment agreement is being drafted.

In November 2005, we issued 32,000 shares of our common stock registered on Form S-8 as payment of wages due him under his employment contract, and an amount of 16,000 as a bonus. As of March 31, 2006, we owed Mr. Armstrong $21,794 in past wages; this amount was subsequently paid to Mr. Armstrong.

Thomas Stankovich. In December 2005, we issued Mr. Stankovich 100,000 shares of our common stock as a signing bonus. The material terms of Mr. Stankovich’s new contract, executed in December 2005, are summarized below:

Executive	Thomas Stankovich
Position	CFO
Start Date	12/05/06
Term	3 years
Base Salary	$200,000 per year
Signing Bonus	100,000 Registered Shares on the Start Date and 150,000 Unregistered Shares after 30 days
Stock Warrants	1,000,000 Shares at $1.75 vested over 3 years; 5 year term

Gerald Yakatan. The material terms of Dr. Yakatan’s contract, executed on May 15, 2006, are summarized below:

Executive	Gerald Yakatan
Position	CEO
Start Date	05/15/06
Term	3 years
Base Salary	$300,000 per year
Signing Bonus	100,000 Unregistered Shares on the Start Date and 100,000 Unregistered Shares after 90 days
Stock Options	1,000,000 Shares at $1.40 vested over 3 years; 5 year term

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 12, 2006, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The table below assumes 28,273,625 shares of our common stock outstanding as of July 12, 2006.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gerald Yakatan 2445 McCabe Way, Suite 150 Irvine, CA, 92614	100,000 shares (1) Chief Executive Officer and Director	0.4%
Common Stock	Thomas Stankovich 2445 McCabe Way, Suite 150 Irvine, CA, 92614	250,000 shares (2) Chief Financial Officer, Treasurer	0.9%
Common Stock	Chaslav Radovich 2445 McCabe Way, Suite 150 Irvine, CA, 92614	782,851 shares (3) President, Secretary, and Director	2.8%
Common Stock	Radul Radovich 46 Calle Fresno San Clemente, CA, 92672	6,247,722 shares (4) Director	22.1%
Common Stock	Ernest Armstrong 2445 McCabe Way, Suite 150 Irvine, CA, 92614	156,404 shares (5) Chief Scientific Officer, Director	0.6%
Common Stock	Kevin Prendiville 2445 McCabe Way, Suite 150 Irvine, CA, 92614	506,480 shares (6) Director	1.8%
Common Stock	Lawrence May 2445 McCabe Way, Suite 150 Irvine, CA, 92614	142,200 shares(7) Director	0.5%
Common Stock	Martin S. Marion 2445 McCabe Way, Suite 150 Irvine, CA, 92614	80,000 shares (8) Acting Chief Marketing Officer	0.3%
Common Stock	St. Petka Trust 46 Calle Fresno San Clemente, CA 92672	6,202,556 shares (4)	21.9%
Common Stock	Silver Mountain Promotions 6446 Silver Dawn Lane Las Vegas, NV, 89118	44,833 shares (4)	0.2%
Common Stock	R and R Holdings 46 Calle Fresno San Clemente, CA, 92672	333 shares (4)	<0.1%
Common Stock	Gene Pharmaceuticals 2445 McCabe Way, Suite 150 Irvine, CA, 2614	1,449,087 shares (9)	5.1%
Common Stock	James Hammer 2537 Red Arrow Drive Las Vegas, NV 8913	3,294,643 shares (10)	11.7%
Common Stock	Officers and directors as a group	9,634,744 shares	34.1%

(1)
Gerald Yakatan was issued 50,000 shares upon his appointment as director, with 50,000 shares to follow. Dr. Yakatan also owns 1,000,000 options to purchase shares of our common stock at $1.40 per share which were granted on May 15, 2006, vest over three years, and expire on May 15, 2011.

(2)
Thomas Stankovich owns 1,000,000 warrants to purchase shares of our common stock at $1.75 per share, which were granted in December 2005, and vest over three years. These warrants expire on December 8, 2010.

(3)
Chaslav Radovich owns 738,851 shares individually and is the custodian of the 44,000 shares owned by Milena Radovich, his minor child. Mr. Radovich also owns 1,500,000 options to purchase shares of our common stock at $1.40 per share, which were granted on May 15, 2006 and vest over three years. These options expire on May 15, 2011.

(4)
Radul Radovich and his spouse are the beneficiaries of the St. Petka Trust, which owns 6,202,556 shares. Radul Radovich is the Trustor of St. Petka Trust, and owns R and R Holdings which holds 333 shares of our common stock, and of Silver Mountain Promotions which holds 44,833 shares of our common stock.

(5)
Ernest Armstrong owns 148,000 shares individually, 550 shares owned by jointly with his parent, has beneficial ownership of 3,000 shares owned jointly by Mr. Armstrong’s spouse and Mr. Armstrong’s parent, and 4,854 shares owned jointly by Mr. Armstrong and his spouse. Mr. Armstrong also owns 2,200,000 options to purchase shares of our common stock at $2.00 per share and which expire in seven years from the dated of the revised underlying agreement.

(6)
Kevin Prendiville owns 100,000 shares directly and is one of the trustees of the Prendiville Revocable Trust and owner of 402,840 shares; he also owns 3,640 shares as custodian for his minor child. Dr. Prendiville also owns 333,000 warrants to purchase shares of our common stock at $1.75 per share, which were granted and vested on October 24, 2005 and expire on October 24, 2010.

(7)	In January 2005, we granted Lawrence May 250,000 warrants to purchase shares of our common stock for $1.75 per share in January 2005. These warrants expire in January 2007.
(8)	In July 2004, while serving as our consultant, we granted 1,000,000 warrants to purchase shares of our common stock for $1.75 per share to Mr. Marion. These warrants expire in July 2009.
(9)	Mr. Armstrong is a majority owner and managing member of Gene Pharmaceuticals, LLC, which owns 1,449,087 shares.
(10)
James Hammer owns 1,177,143 shares individually, 360,000 owned by immediate family members who share his household, 107,500 shares owned jointly with spouse and 1,650,000 shares owned by the Hammer Family Trust.

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

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

RELATED PARTY TRANSACTIONS.

CONSULTING CONTRACT. BioGentec has a consulting contract with R and R Holdings, Inc., one of our shareholders ("R and R"), whereby R and R would provide managerial consulting services to us at the rate of $125,000 per year. As stated in the agreement, the rate increased to $135,000 per year upon BioGentec's merger with our wholly-owned subsidiary. R and R is also one of our shareholders. As of March 31, 2006, we have accrued a payable to R and R under the contract for consulting fees totaling $478,642 which is included as a payable to related parties. Radul Radovich, one of our directors, and his spouse are the owners of R and R Holdings. Radul Radovich and his spouse are the parents of Chaslav Radovich, one of our officers and directors.

ADVANCES. We have received cash advances from Mr. Radul Radovich, one of our directors and the chairman of our board of directors, and several affiliated entities. Mr. Radul Radovich, the St. Petka Trust, our largest shareholder, and other entities related to or owned by Mr. Radul Radovich also advance us cash from time to time. As of March 31, 2006, we owe an aggregate total of $5,068,093 to Mr. Radovich and these entities, which includes accrued interest on these advances.

As of March 31, 2006 we owe St. Petka Trust $1,595,500 in advances. Interest is accrued at the rate of 10% per annum. As of March 31, 2006, we have outstanding accrued interest payable of $172,292. Radul Radovich and his spouse are beneficiaries of the St. Petka Trust; Radul Radovich is also the trustor of the St. Petka Trust.

As of March 31, 2006 we owe Silver Mountain Promotions, Inc., a Nevada corporation, $922,103 in advances. Interest is accrued at the rate of 10% per annum. As of March 31, 2006, we have outstanding accrued interest payable of $99,574. Radul Radovich is the Chief Executive Officer, director and majority shareholder of Silver Mountain Promotions, Inc.

As of March 31, 2006 we owe RR Development, a California corporation, $170,000 pursuant to a note dated September 15, 2003. The note is payable on demand. Interest is accrued at the rate of 10% per annum. As of March 31, 2006, we have outstanding accrued interest payable of $47,647. Radul Radovich is the Chief Executive Officer, director and majority shareholder of RR Development.

As of March 31, 2006 we owe R and R Holdings, Inc., a Nevada corporation, $471,507 in advances. Interest is accrued at the rate of 10% per annum. As of March 31, 2006, we have outstanding accrued interest payable of $50,916. Radul Radovich is the Chief Executive Officer, director and majority shareholder of R and R Holdings.

As of March 31, 2006 we owe Radul Radovich, one of our directors and the chairman of our board of directors, $956,611 in advances. The amount is payable on demand. Interest is accrued at the rate of 10% per annum. As of March 31, 2006, we have outstanding accrued interest payable of $103,301.

As of March 31, 2006 we owe Radul Radovich a total of $478,642 under a consulting agreement he has with us.

EMPLOYMENT CONTRACTS. Refer to Item 10 above. As of March 31, 2006, we owed Mr. Chas Radovich, who served as our Chief Executive Officer through May 18, 2006, $52,083 in past due compensation. As of May 1, 2006, Mr. Radovich was paid this amount. During the three month period ended December 31, 2005, we paid Mr. Chas Radovich a total of $104,167 in shares of common stock for past due salary. As of March 31, 2006, we owed $21,794 to Ernie Armstrong, a current officer, and $113,125 to Jim Luce, a former officer and employee in past due compensation.

MATERIAL PRODUCT CONTRACT. In 2000 BioGentec purchased the patent underlying our principal product (formerly known as "Immun-Eeze"), along with pending international patent applications, and certain other tangible assets and related trademarks, copyrights and customer lists from Gene Pharmaceuticals, LLC, whose managing member is controlled by Ernest Armstrong, our Vice President of Business Development for $150,000 plus royalties tied to future sales. In August 2002, the parties agreed to postpone the payment of royalties in exchange for 250,000 options to purchase BioGentec's common stock at $1.10 per share. In December 2002, the parties agreed to supersede the terms of the August 2002 addendum by amending the original agreement to include an additional payment of 2,000,000 shares of BioGentec's common stock at $2.00 per share, plus a royalties on sales of products. In March 2004, we agreed to further amend the original underlying agreement only as to the terms of the royalty provision in the underlying agreement.

COMMON STOCK ISSUANCES TO RELATED PARTIES. In February 2004, we issued 20,000 shares of restricted common stock to Ernest Armstrong, our Vice President of Business Development. The shares were valued at $1.50 per share.

In April 2004, we issued 622,084 shares of our common stock which we registered on Form S-8. Of that total, we issued the following to related parties: 120,923 shares to Chaslav Radovich, our President, in lieu of employee wages; 36,231 shares to Ernest Armstrong, our Vice President of Business Development at the time and now our Chief Scientific Officer; and 81,516 shares to James Luce, our former Chief Operating Officer and Chief Marketing Officer; 13,125 shares to Martin Marion, our consultant at the time and now our acting Chief Marketing Officer; and 6,250 shares to Dr. Lyndon Mansfield, one of our advisory board members.

In February 2005, we issued 606,995 shares of our common stock which we registered on Form S-8. Of that total, we issued the following to related parties: 143,750 shares to Chaslav Radovich, our President, and at the time our Chief Executive Officer and Chief Financial Officer, in lieu of employee wages (93,750 shares) and as an employee bonus (50,000 shares); and 30,000 shares to Martin Marion, our consultant at the time and currently our acting Chief Marketing Officer, in return for services rendered.

In November 2005, we issued 562,706 shares of our common stock which we registered on Form S-8. Of that total, we issued the following to related parties: 225,000 shares to Chaslav Radovich, our President, and at the time, our Chief Executive Officer, in lieu of employee wages (125,000 shares) and as an employee bonus (100,000 shares); 100,000 shares to Thomas Stankovich, our Chief Financial Officer and Treasurer, as a signing bonus; 48,000 shares to Ernest Armstrong in lieu of employee wages (32,000 shares) and as an employee bonus (16,000 shares); and 30,000 shares to Martin Marion, our consultant serving as acting Chief Marketing Officer, in lieu of consultant fees.

In January 2006, we issued an additional 150,000 shares to Thomas Stankovich, our Chief Financial Officer and Treasurer, as part of his signing bonus.

In 2006, we issued 111,416 shares of our common stock which we registered on Form S-8. Of that total, we issued the following to related parties: 20,000 to Dr. Lyndon Mansfield for medical advisory board services in relation to our clinical trials.

OPTIONS. In February 2004, we agreed to grant Mr. Ernest Armstrong 1,200,000 options to purchase shares of our common stock. In addition, St. Petka Trust, our majority shareholder, granted Mr. Armstrong options to purchase 1,000,000 shares of our common stock held by St. Petka Trust to Mr. Armstrong at $2.00 per share.

During our fiscal years ending March 31, 2005 and 2006, we did not grant any options to any related parties.

Subsequent to the period covered by this report and on May 15, 2006 pursuant to the terms of their respective employment agreements we granted Dr. Yakatan 1,000,000 options and Mr. Chas Radovich 1,500,000 options. The exercise price is $1.40 per share; the options vest over at three year period and expire five years from the date of grant.

WARRANTS. In July 2004, we granted 1,000,000 warrants to purchase shares of our common stock at $1.75 per share, to Martin Marion, our consultant at the time and currently our acting Chief Marketing Officer. These warrants expire five years from the date of grant, In January 2005, we issued 250,000 warrants to purchase shares of our common stock at $1.75 per share to Lawrence May, one of our directors, and which expire in January 2007.

On October 24, 2005, we granted Kevin Prendiville, one of our directors, 333,000 warrants to purchase shares of our common stock at $1.75 per share, which vested on October 24, 2005 and expire on October 24, 2010.

On December 1, 2005, we granted 1,000,000 warrants to Thomas Stankovich, our Chief Financial Officer, to purchase shares of our common stock at $1.75 per share and which expire in five years.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors’ consent; and
•	obtain shareholder consent where required.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.1  Articles of Incorporation*
3.1.1 Certificate of Amendment to Articles of Incorporation*
3.1.2 Certificate of Amendment to Articles of Incorporation**
3.1.3 Certificate of Amendment to Articles of Incorporation***
3.2  Bylaws*
4.1 Convertible Note with Gryphon Master Fund LP (previously filed _ find date and name of report)
10.1  Asset Purchase Agreement between BioGentec Inc., (fka St. Petka, Inc.) and Gene Pharmaceuticals, LLC,
(fka Allergy Limited, LLC,) as amended
10.2 Executive Employment Agreement with Thomas Stankovich****
10.3  Executive Employment Agreement with Chaslav Radovich
10.4 Executive Employment Agreement with Gerald Yakatan
31 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer of the Company
32 Section 906 Certifications by Chief Executive Officer and Chief Financial Officer
* Included in the registration statement on Form 10-SB filed on February 8, 2002.
** Included in Information Statement on Schedule 14C filed June 10, 2003
*** Included on Information Statement on Schedule 14C filed June10, 2004
**** Included in Report on Form 10-QSB filed on February 14, 2006

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended March 31, 2006 and March 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $61,500 and $41,500, respectively.

Audit-related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years ended March 31, 2006 and March 31, 2005.

Tax Fees. For the fiscal years ended March 31, 2006 and March 31, 2005, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Irvine, California, on July 13, 2006.

Cobalis Corp., a Nevada corporation

By:	/s/ Gerald Yakatan
Gerald Yakatan
Principal Executive Officer, Director

By:	/s/ Thomas Stankovich
Thomas Stankovich
Principal Financial Officer, Treasurer

By:	/s/ Chaslav Radovich
Chaslav Radovich
President, Secretary, Director

By:	/s/ Ernest Armstrong
Ernest Armstrong
Chief Scientific Officer, Director

By:	/s/ Martin Marion
Martin Marion
Acting Chief Marketing Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2006	By:	/s/ Gerald Yakatan
Gerald Yakatan
Director

Date: July 13, 2006	By:	/s/ Chaslav Radovich
Chaslav Radovich
Director

Date: July 13, 2006	By:	/s/ Radul Radovich
Radul Radovich
Director

Date: July 13, 2006	By:	/s/ Ernest Armstrong
Ernest Armstrong
Director

Date: July 13, 2006	By:	/s/ Kevin Prendiville
Kevin Prendiville
Director

Date: July 12, 2006	By:	/s/ Lawrence May
Lawrence May
Director