Form 10QSB
period 2006-06-30
Cobalis Corp
filed 2006-08-18
CIK 1166414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2006 - 28,523,625 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

COBALIS CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Balance Sheet

June 30,
2006
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$50,037

TOTAL CURRENT ASSETS	50,037

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $110,022	5,301
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $33,192	1,415
PATENTS, net of accumulated amortization of $292,183	613,132
DEPOSIT	12,546

TOTAL ASSETS	$682,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$301,989
Accrued expenses	520,169
Accrued legal settlements	1,725,000
Due to related parties	5,460,669
Promissory notes	46,813
Convertible notes payable	700,000

TOTAL CURRENT LIABILITIES	8,754,640

SENIOR DEBENTURE, net of discount of $86,917	163,083

TOTAL LIABILITIES	8,917,723

CONVERTIBLE PREFERRED STOCK	885,000

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 50,000,000 shares
authorized; 27,963,000 shares issued and outstanding	27,963
Additional paid-in capital	17,493,362
Prepaid expenses	(230,485)
Deficit accumulated during the development stage	(26,411,132)

TOTAL STOCKHOLDERS' DEFICIT	(9,120,292)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$682,431

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative from
	Three Months Ended		November 21,
	June 30,	June 30,	2000 (inception) to
	2006	2005	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)

NET SALES	$-	$-	$5,589

COST OF SALES	-	-	31,342

GROSS PROFIT (LOSS)	-	-	(25,753)

OPERATING EXPENSES:
Professional fees	916,905	511,178	10,092,432
Salary and wages	185,302	82,567	3,222,600
Rent expense	63,076	34,436	632,135
Marketing and research	25,809	26,273	1,945,244
Depreciation and amortization	16,762	24,882	544,026
Impairment expense	-	-	2,331,522
Stock option expense	128,908		128,908
Other operating expenses	133,795	105,877	1,760,725
Legal settlements	-	-	812,718

TOTAL OPERATING EXPENSES	1,470,557	785,213	21,470,310

LOSS FROM OPERATIONS	(1,470,557)	(785,213)	(21,496,063)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(131,795)	(182,732)	(4,333,769)
Change in fair value of warrant liability	-	25,565	303,700

TOTAL OTHER INCOME (EXPENSE)	(131,795)	(157,167)	(4,030,069)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,602,352)	(942,380)	(25,526,132)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(1,602,352)	(942,380)	(25,526,132)

PREFERRED STOCK DIVIDENDS		18,750	1,072,500

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,602,352)	$(961,130)	$(26,598,632)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.06)	$(0.04)	$(1.28)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	27,755,567	24,836,808	20,720,945

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From November 21, 2000 (inception) to June 30, 2006

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
For the Period From November 21, 2000 (inception) to June 30, 2006

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
For the Period From November 21, 2000 (inception) to June 30, 2006

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

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From November 21, 2000 (inception) to June 30, 2006

Issuance of common stock for services November 2005 @ $0.78	822,706	823	644,847	(26,700)		618,970
Issuance of common stock for services January 2006 @ $1.54	335,000	335	515,165	(119,500)		396,000
Issuance of common stock for services February 2006 @ $1.42	62,000	62	87,738			87,800
Issuance of common stock for services March 2006 @ $1.58	121,467	121	192,237			192,358
Issuance of common stock for conversion of notes payable and
accrued interest March 2006	105,250	105	173,557			173,662
Cancelation of common stock previously issued	(3,000)	(3)	(4,797)			(4,800)

Amortization of prepaid expenses				112,025		112,025
Value of warrants issued with debt			131,365			131,365
Repricing of warrants			301,155			301,155
Amortization of fair value of warrants issued to consultants			1,541,628			1,541,628
						-
Net loss					(6,603,454)	(6,603,454)

Balance at March 31, 2006	27,366,387	27,366	16,377,254	(165,425)	(24,808,780)	(8,569,585)

Issuance of common stock for converstion of note payable and
accrued interest April 2006	27,200	27	51,109			51,136
Issuance of common stock for services April 2006 @ $1.46	115,000	115	167,835			167,950
Issuance of common stock for cashless exercise of warrants	192,997	193	(193)			-
Issuance of common stock for services May 2006 @ $1.37	150,000	150	204,450	(165,600)		39,000
Issuance of common stock for conversion of accounts payable	111,416	112	142,501			142,613

Amortization of prepaid expenses				100,540		100,540
Fair value of vested stock options issued to employees			128,908			128,908
Amortization of fair value of warrants issued to consultants			421,498			421,498
						-
Net loss					(1,602,352)	(1,602,352)

Balance at June 30,2006 (unaudited)	27,963,000	$ 27,963	$ 17,493,362	$ (230,485)	$(26,411,132)	$ (9,120,292)

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative from
	Three Months Ended		November 21,
	June 30,	June 30,	2000 (inception) to
	2006	2005	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,602,352)	$(942,380)	$(25,526,132)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	16,762	24,882	544,026
Common stock issued for services	206,950	231,151	5,053,273
Common stock issued for penalty	-	-	692,500
Common stock issued for financing costs	-	-	71,000
Change in value of warrant liability	-	(25,565)	(303,700)
Amortization of debt issue costs	16,376	-	127,948
Exercise of stock options for services	-	-	26,960
Amortization of discounts on notes	-	-	790,128
Issuance of stock options/warrants for services	421,498	201,990	2,923,841
Capital contribution - bonus (related party)	-	-	50,000
Amortization of prepaid expenses	100,540	-	228,165
Amortization of deferred compensation	-	-	250,000
Discount on common stock issued for settlement of debt	-	-	50,000
Impairment expense	-	-	2,331,522
Re-pricing of warrants	-	-	301,155
Value of vested stock options issued to employees	128,908	-	128,908
Changes in assets and liabilities:			-
Prepaid expenses and other assets	4,680	(475,000)	-
Inventory	-	-	6,250
Deposits	-	-	27,454
Accounts payable	4,853	(17,155)	852,992
Accrued expenses	19,557	67,207	1,434,358
Accrued legal settlement	-	-	1,725,000
Amounts due to related parties	215,574	129,806	2,043,481

Net cash used in operating activities	(466,654)	(805,064)	(6,170,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(89,272)
Increase in patent costs	-	-	(24,711)
Change in restricted cash	-	-	-
Merger fees and costs	-	-	-
Increase in acquisition deposits	-	-	(2,220,000)
Increase in other deposits	-	-	(40,000)
Increase in capitalized website	-	-	(18,097)

Net cash used in investing activities	-	-	(2,392,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	-	(11,941)	-
Payment on contract	-	-	(161,000)
Proceeds from advances - related party	-	614,500	4,581,449
Proceeds from advances from stockholders	-	260,000	310,000
Proceeds from issuance of notes payable	-	-	1,465,000
Proceeds from sale of common stock	-	-	806,500
Proceeds from sale of preferred stock	-	-	885,000
Proceeds from convertible debenture	-	100,000	700,000
Capital contribution	-	-	571,668
Payment of debt issue costs	-	-	(83,500)
Payments on advances from stockholders	(10,000)	(55,200)	(60,000)
Payments on advances - related party	-	-	(402,129)

Net cash provided by financing activities	(10,000)	907,359	8,612,988

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(476,654)	102,295	50,037

CASH AND CASH EQUIVALENTS, Beginning of year	526,691	1,169	-

CASH AND CASH EQUIVALENTS, End of year	$50,037	$103,464	$50,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending March 31, 2007.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,602,352 for the three months ended June 30, 2006 and as of June 30, 2006, the Company had a working capital deficit of $8,704,603 and a stockholder deficit of $9,120,292. In addition, as of June 30, 2006, the Company has not developed a substantial source of revenue.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

Stock Options

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

As a result of adopting SFAS No. 123R, the Company recognized $128,908 in share-based compensation expense for the three months ended June 30, 2006 related to options granted to employees in May 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. There was no pro forma expense to recognize during the three months ended June 30,2006.

Patent Costs

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004. Amortization expense related to these patents for the three months ended June 30, 2006 and 2005 was $13,467 and $13,467, respectively. Projected amortization expense approximates $52,000, $49,000, $49,000, $49,000 and $49,000, respectively, for each of the five years ended March 31, 2011. The weighted-average life of the remaining patents is approximately 15.2 years.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

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

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 10,467,600 and 5,844,167 common equivalent shares outstanding related to the options and warrants at June 30, 2006 and 2005, respectively. In addition, as of June 30, 2006, 716,667 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2006 consisted of the following:

Furniture and fixtures	$73,203
Office equipment	42,120
115,323
Less accumulated depreciation and amortization	(110,022)

$5,301

Depreciation expense for the three months ended June 30, 2006 and 2005 was $3,118 and $11,239, respectively.

NOTE 4 - ACCRUED LEGAL SETTLEMENTS

Former Landlord

In March 2003, the Company vacated its office space. The landlord then filed suit against the Company in the County of Orange, Superior Court of California, for unpaid rent. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year. As of June 30, 2006, the balance due under this settlement was $125,000.

Gryphon Master Fund LP

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments (See Notes 7 and 9) in the Company by Gryphon in September 2003 totaling $1,600,000. The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon. During the three months ended June 30, 2006, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock.

As of June 30, 2006, the full $1,600,000 was still due under the settlement agreement.

NOTE 5 - DUE TO RELATED PARTIES

Due to related parties at June 30, 2006 consists of the following:

R&R Holdings, Inc. and affiliate a)	$5,194,553
Chaslav Radovich b)	98,958
Other officers/executives c)	167,158
$5,460,669

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

a) On January 1, 2001, the Company entered into a consulting contract with R&R Holdings, Inc. and its affiliate, Silver Mountain Promotions, Inc. ("R&R") whereby they would provide managerial consulting services to the Company at the rate of $125,000 per year and the rate was increased to $135,000 per year. R&R is also a shareholder of the Company and the controlling shareholder of R&R is Mr. Radul “Rudy” Radovich, the Company’s Chairman. As of June 30, 2006, the Company had accrued $512,392 of consulting fees relating to this agreement.

R&R advances the Company cash from time to time. As of June 30, 2006, the Company owed R&R $2,520,221 related to these advances. The St. Petka Trust, which is controlled by Mr. Radul Radovich, also advances the Company cash from time to time. As of June 30, 2006, the Company owed St. Petka Trust $1,585,500 related to these advances. The Company has accrued interest on these advances at a rate of 10% per annum. Accrued interest at June 30, 2006 related to these advances totaled $576,440. See Note 12.

b) The Company currently owes its President, a total of $98,958 in past due compensation.

c) The Company currently owes two current and one former executives $54,033 and $113,125, respectively, in past due compensation.

NOTE 6 - PROMISSORY NOTES

In June 2005, the Company converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006 and June 30, 2006, respectively, the Company converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of the Company’s common stock. At June 30, 2006, $46,813 of these notes was still outstanding.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

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
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
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

During the three months ended June 30, 2006, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

The fair value of these warrants totaling $276,827 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 194%, (3) risk free interest of 4.50% and (4) dividend rate of $0%. The face amount of the senior debenture of $250,000 was proportionately allocated to the senior debenture and the warrants in the amount of $118,635 and $131,365, respectively. The amount allocated to the warrants of $131,365 was recorded as a discount on the senior debenture and is being amortized over the term of the debenture. During the three months ended June 30, 2006, the Company amortized $16,376 of the discount to interest expense. The balance of the debenture is shown net of unamortized discount of $86,917 in the balance sheet. In addition, on October 26, 2005, the Company issued to the Brad Chisick Trust 125,000 shares of its common stock valued at $72,500 as pre-payment of the accrued interest on this senior debenture. The prepaid interest will be amortized to interest expense over the two year term of the senior debenture.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

During the three months ended June 30, 2006, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock.

NOTE 10 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock of which 1,000 have been designated at Convertible Preferred Stock (see Note 9).

Common Stock

The Company has authorized 50,000,000 shares of $0.001 par value common stock.

Stock Options

The following table summarizes the options outstanding:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2006	1,625,000	$1.74	$374,000
Granted	2,500,000	$1.40
Forfeited/Canceled	(100,000)	$1.00
Exercised	-	-
Outstanding, June 30, 2006	4,025,000	$1.55	$16,250

The weighted average remaining contractual life of options outstanding is 3.44 years at June 30, 2006. The exercise prices for the options outstanding at June 30, 2006 are as follows:

Number of Options	Exercise Price
325,000	$1.00
2,500,000	$1.40
1,200,000	$2.00
4,025,000

The fair value for the options issued during the three months ended June 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.50%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 188%; and a weighted average expected life of the option of 5 years.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

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

Warrants

The following table summarizes the warrants outstanding:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2006	6,636,767	$1.67	$1,435,630
Granted	-	-
Forfeited/Canceled	-	-
Exercised	(194,167)	$0.01
Outstanding, June 30, 2006	6,442,600	$1.72	$156,000

The weighted average remaining contractual life of warrants outstanding is 3.65 years at June 30, 2006.
The exercise prices for the warrants outstanding at June 30, 2006 are as follows:

Number of Warrants	Exercise Price
150,000	$.01
6,092,600	$1.75
200,000	$2.00
6,442,600

NOTE 11 - LITIGATION

Former Leased Office Space: The Company a defendant in a suit brought by its former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case #03CC02904. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year, of which the Company paid the first $75,000 on January 31, 2006. This leaves a total of $125,000 owing, of which $75,000 is due on July 31, 2006, and $50,000 is due on December 31, 2006 pursuant to a forbearance agreement. Subsequent to the period covered by this report, and as of July 31, 2006, the Company did not make the $75,000 payment due on that date. On August 8, 2006, the Company received a notice that it breached the forbearance agreement.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At June 30, 2006, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

NOTE 12 - SUBSEQUENT EVENTS

On July 18, 2006, the Company entered into an Accord and Satisfaction Agreement (“Agreement”) with several related party creditors, arranging to settle debt of $5,194,553 including interest accrued through June 30, 2006, in exchange for the issuance of 3,995,809 shares of the Company’s $.001 par value common stock. This debt was incurred in the form of related party advances and services rendered to the Company over recent months. The conversion rate is $1.30 per share, representing a premium on the market price of the Company’s closing share price on Monday, July 17, 2006 of $1.00 per share.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

The related parties that are owed funds include Radul Radovich, the Company’s Chairman of the Board of Directors, and several entities owned and controlled by Mr. Radovich. The amounts owed were as follows: Mr. Radovich was owed $952,611 principal along with interest of $127,509, for a total of $1,084,120, which is to be converted to 833,938 restricted shares of the Company’s common stock; St. Petka Trust, a majority shareholder of the Company, and of which Mr. Radovich is the beneficiary and trustor, was owed $1,585,500 principal, along with interest of $211,335, for a total of $1,796,835, which is to be converted to 1,382,180 restricted shares of the Company’s common stock; R and R Holdings, Inc. a Nevada corporation owned by Mr. Radovich, was owed $471,507 principal, along with interest of $62,848, for a total of $534,355, which is to be converted to 411,042 restricted shares of the Company’s common stock; Silver Mountain Promotions, Inc., a Nevada corporation, owned by Mr. Radovich, was owed $922,103 principal, along with interest of $122,909, for a total of $1,045,012, which is to be converted to 803,855 restricted shares of the Company’s common stock; R R Development, Inc., a California corporation, owned by Mr. Radovich, was owed $170,000 principal, along with interest of $51,838, for a total of $221,838, which is to be converted to restricted 170,644 shares of the Company’s common stock. In addition, Mr. Radovich was owed $512,392 for consulting fees, pursuant to a consulting contract with the Company. This amount is to be converted to 394,147 restricted shares of the Company’s common stock.

The shares will not be issued until and unless the Company is able to increase its authorized common stock, which must be approved by shareholder vote at the Company’s next shareholder meeting. The 3,995,809 shares would represent approximately 12.4% of the Company’s currently issued and outstanding common stock, though the shares will not be issued until after a future shareholder vote. The issuance would also increase Mr. Radovich’s aggregate beneficial ownership to approximately 36.2%, assuming current outstanding common stock levels. The agreement was approved by a majority of the Company’s disinterested board members.

In addition, subsequent to June 30, 2006, the Company:

•	issued 208,333 shares of common stock to Gryphon Master Fund upon the conversion of 500 shares of convertible preferred stock;

•	issued 200,000 shares of common stock to Tejeda & Tejeda upon the conversion of $100,000 of convertible debentures;

•	issued a total of $250,000 in convertible debentures that are due on September 14, 2006; and

•	received a notice on August 8, 2006, that the Company is in breach of the forbearance agreement with regard to the litigation pertaining to its former landlord.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $1,602,352 for the three months ended June 30, 2006 and as of June 30, 2006; we had a working capital deficit of $8,704,603 and a stockholder deficit of $9,120,292. In addition, as of June 30, 2006, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $50,037 at June 30, 2006. Our total current assets at June 30, 2006 were $50,037. We also had the following long term assets: $5,301 in property and equipment, net; $1,415 in net website development costs; $613,132 represented by net value of our patents; and $12,546 in deposits. Our total assets as of June 30, 2006 were $682,431.

Our total current liabilities were $8,754,640 at June 30, 2006, which was represented by accounts payable of $301,989 and accrued expenses of $520,169; accrued legal settlements of $1,725,000; due to related parties of $5,460,669; promissory notes of $46,813; and convertible notes payable of $700,000.

In June 2005, we converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006 and June 30, 2006, respectively, we converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of our common stock. At June 30, 2006, $46,813 of these notes was still outstanding.

We also had $163,083 represented by a senior debenture, making our total liabilities $8,917,723, and a convertible preferred stock liability of $885,000. Our liabilities exceeded our assets by $8,235,292.

We have financed our operations primarily through cash generated from related party debt financing as well as issuing a convertible debenture.

Our net cash used in financing activities was $10,000 for the three months ended June 30, 2006 compared to net cash provided by financing activities or $907,359 for the three months ended June 30, 2005. The decrease of $917,359 is primarily due to a reduction in related party advances.

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

During the three months ended June 30, 2006, we issued 111,416 shares of our common stock that were registered on or about May 11, 2006 on Form S-8 as payment for certain accounts payable, past due salaries to certain related parties and amounts due to consultants.

Subsequent to the period covered by this report, we issued a total of $250,000 in convertible debentures that are due on September 14, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenues and Cost of Sales. We had no significant revenues for the three months ended June 30, 2006 and June 30, 2005 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistinTM as an over the counter drug. Our net sales were $0, as were our cost of sales and gross loss for the three months ended June 30, 2006, as compared net sales of $0 as were our cost of sales and gross loss for the three months ended June 30, 2005.

Operating Expenses. Our operating expenses for the three months ended June 30, 2006 were $1,470,557 compared to $785,213 for the three months ended June 30, 2005. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts. For the three months ended June 30, 2006, this amount was represented by $16,762 in depreciation and amortization; $916,905 in professional fees; $185,302 in salary and wages; $63,076 in rent expense; $25,809 in marketing and research; $128,908 in stock option expense; and $133,795 in other operating expenses. This is compared to the three months ended June 30, 2005, where we had $24,882 in depreciation and amortization; $511,178 in professional fees; $82,567 in salary and wages; $34,436 in rent expense; $26,273 in marketing and research; and $105,877 in other operating expenses. Our operating expenses increased during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 principally as a result of an increase in professional fees, which include payments for accounting, legal and shareholder relations and amortization of the value of warrants issued to consultants over the terms of the related consulting agreements, and an increase in stock option expense related to the adoption of SFAS No. 123R. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the measurement date.

Interest expense and financing costs for the three months ended June 30, 2006 were $131,795 compared to $182,732 for the three months ended June 30, 2005. The decrease is due to no non-registration penalties being accrued during the three months ended June 30, 2006 as compared to penalties of $96,000 during the three months ended June 30, 2005, offset by higher interest charges due to more debt outstanding.

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

As of June 30, 2006, we had cash and equivalents of $50,037. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistinTM application to the United States FDA, and execute a licensing agreement or otherwise launch the PreHistinTM product. There is no assurance that these funds will be raised.

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

The new study design calls for two simultaneously conducted Phase III clinical trials, each comprised of one placebo arm and one active arm receiving 3.3 mg of sublingual PreHistinTM administered twice daily for the six weeks of the study. We anticipate that the double blind, placebo-controlled trials will be conducted at approximately 23 sites throughout the United States during the Ragweed allergy season. The trials are expected to commence in August 2006 and will utilize electronic diary records to assess improvement in the severity of nasal allergy symptoms. We expect that approximately 1,500 to 2,000 patients will be randomized into the twin studies to receive either placebo or PreHistinTM for three weeks prior to the onset of the allergy season, and for an additional three weeks into the season.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Former Leased Office Space: We are a defendant in a suit brought by our former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case #03CC02904. In January 2006, this matter was settled and we are to pay a total of $200,000 over the next year, of which we paid the first $75,000 on January 31, 2006. This leaves a total of $125,000 owing, of which $75,000 is due on July 31, 2006, and $50,000 is due on December 31, 2006 pursuant to a forbearance agreement. Subsequent to the period covered by this report, and as of July 31, 2006, we did not make the $75,000 payment due on that date. On August 8, 2006, we have received a notice that we have breached the forbearance agreement.

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

On April 18, 2006, we filed an Answer to the Complaint, denying the allegations by Mr. Vekovic. On the same date, the Company also filed a Cross-Complaint for rescission of the consulting agreement, on grounds that Mr. Vekovic made numerous material misrepresentations intended to fraudulently induce us to enter the consulting agreement and to issue to Vekovic 112,500 shares of our S-8 common stock. Through our Cross-Complaint, we seek to rescind the consulting agreement and seeks restitution from Mr. Vekovic in an amount no less than the price for which Mr. Vekovic sold the 112,500 shares of our S-8 common stock, plus all or some portion of the compensation paid to Mr. Vekovic, given that Mr. Vekovic substantially failed to perform the consulting services which were the subject of the consulting agreement. We also seek to recover attorneys’ fees incurred in the defense of the Complaint and the prosecution of our Cross-Complaint, pursuant to the attorneys’ fee provision in the consulting agreement.

We believe that we will prevail in defending Mr. Vekovic’s Complaint and that our liability to Mr. Vekovic, if any, would not be material. Furthermore, we believe that we have a good chance of prevailing on our Cross-Complaint, such that we would recover a monetary award from Mr. Vekovic. However, as is the case with any litigation, we cannot guarantee the outcome of the case.

Europacific Consulting, Inc.  This action was filed on May 23, 2006 in the Supreme Court of New York, County of New York, Case No. 601830/06. Europacific Consulting, Inc. (“Europacific”) is a New York corporation whose sole shareholder and director is Antonio Treminio, who are suing for alleged breach of oral contract and damages of $250,000. Europacific alleges that we orally engaged Europacific to perform certain services for us, including introductions to potential board members, qualified investors and strategic alliances for our product line. We issued 20,000 shares to Europacific in January 2005, and canceled those shares in May 2005, after what we contend is Europacific’s fraudulent inducement and failure to perform. We intend to vigorously contest this case and consider this a frivolous claim. We believe the claim for $250,000 is without basis since the consideration for Europacific’s services was 20,000 shares, which at a current market value of $1.10 per share, would equal approximately only $22,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, we issued the following shares of our unregistered common stock:

•	27,200 shares to Frank Hampel for conversion of a note payable and accrued interest valued at $51,136;

•	15,000 shares to Jaffoni & Collins for services valued at $22,950;

•	192,997 shares to Gryphon Master Fund for the cashless exercise of 194,167 warrants;

•	100,000 shares to the Wells Group for services valued at $145,000;

•	120,000 shares to Adam Barnett for services valued at $165,600;

•	20,000 shares to Norman Rest for services valued at $26,800; and

•	10,000 shares to Elmer Carlson for services valued at $12,200.

Subsequent to the period covered by this report, we issued the following restricted common stock:

•	208,333 shares to Gryphon Master Fund upon the conversion of 500 shares of convertible preferred stock; and

•	200,000 shares to Tejeda & Tejeda upon the conversion of $100,000 of convertible debentures.

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (1)
4.1	Convertible Note with Gryphon Master Fund LP (4)
10.1	Asset Purchase Agreement between BioGentec Inc., (fka St. Petka, Inc.) and Gene Pharmaceuticals, LLC, (fka Allergy Limited, LLC,) as amended (4)
10.2	Employment Agreement with Thomas Stankovich (5)
10.3	Employment Agreement with Gerald Yakatan (6)
10.4	Employment Agreement with Chaslav Radovich (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company (7)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company (7)
32.1	Section 906 Certification by Chief Executive Officer (7)
32.2	Section 906 Certification by Chief Financial Officer (7)
_________________
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
(5)  Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the period ended December 31, 2005
(6) Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended March 31, 2006
(7) Included herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBALIS CORP.

Date: August 18, 2006	By:	/s/ Gerald Yakatan
Gerald Yakatan
Title: Principal Executive Officer, Director

COBALIS CORP.

Date: August 18, 2006	By:	/s/ Chaslav Radovich
Chaslav Radovich
Title: President, Secretary, Director

COBALIS CORP.

Date: August 18, 2006	By:	/s/ Thomas Stankovich
Thomas Stankovich
Title: Treasurer and Chief Financial Officer