Form 10QSB
period 2006-09-30
Cobalis Corp
filed 2006-11-20
CIK 1166414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to _______________

000-49620
(Commission file number)

COBALIS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1868007 (IRS Employer Identification No.)

2445 McCabe Way, Suite 150, Irvine, California 92614
 (Address of principal executive offices)

(949) 757-0001
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2006 - 35,576,834 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

COBALIS CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COBALIS CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet

September 30,
2006
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$66,120
Prepaid expenses and other current assets	32,991

TOTAL CURRENT ASSETS	99,111

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $110,896	4,427
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $33,368	1,239
PATENTS, net of accumulated amortization of $305,648	647,791
DEPOSIT	12,546

TOTAL ASSETS	$765,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$437,105
Accrued expenses	536,192
Accrued clinical trial costs	1,004,032
Accrued legal settlements	1,725,000
Accrued salaries	1,096,711
Promissory notes	46,813
Notes payable, net of discount of $54,508	245,492
Convertible notes payable	850,000

TOTAL CURRENT LIABILITIES	5,941,345

SENIOR DEBENTURE, net of discount of $70,361	179,639

TOTAL LIABILITIES	6,120,984

CONVERTIBLE PREFERRED STOCK	442,500

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 50,000,000 shares
authorized; 32,973,139 shares issued and outstanding	32,973
Additional paid-in capital	24,552,826
Prepaid expenses	(226,535)
Deficit accumulated during the development stage	(30,157,634)

TOTAL STOCKHOLDERS' DEFICIT	(5,798,370)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$765,114

The accompanying notes are an integral part of these unaudited consolidated financial statements

COBALIS CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

					Cumulative from
	Three Months Periods Ended		Six Months Periods Ended		November 21,
	September 30,	September 30,	September 30,	September 30,	2000 (inception) to
	2006	2005	2006	2005	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	$-	$-	$-	$-	$5,589

COST OF SALES	-	-	-	-	31,342

GROSS PROFIT (LOSS)	-	-	-	-	(25,753)

OPERATING EXPENSES:
Professional fees	650,769	447,182	1,567,674	958,360	10,743,201
Salary and wages	918,330	95,653	1,103,632	178,220	4,140,930
Rent expense	37,203	34,487	100,279	68,923	669,338
Marketing and research	1,273,555	29,043	1,299,364	55,316	3,218,799
Depreciation and amortization	14,515	21,401	31,277	46,283	558,541
Impairment expense	-	-	-	-	2,331,522
Salary, wages, stock option expense	461,684	-	590,592	-	590,592
Other operating expenses	290,106	182,735	423,901	288,612	2,050,831
Legal settlements	-	-		-	812,718

TOTAL OPERATING EXPENSES	3,646,162	810,501	5,116,719	1,595,714	25,116,472

LOSS FROM OPERATIONS	(3,646,162)	(810,501)	(5,116,719)	(1,595,714)	(25,142,225)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(100,340)	(225,635)	(232,135)	(408,367)	(4,434,109)
Change in fair value of warrant liability	-	777	-	26,342	303,700

TOTAL OTHER INCOME (EXPENSE)	(100,340)	(224,858)	(232,135)	(382,025)	(4,130,409)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(3,746,502)	(1,035,359)	(5,348,854)	(1,977,739)	(29,272,634)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(3,746,502)	(1,035,359)	(5,348,854)	(1,977,739)	(29,272,634)

PREFERRED STOCK DIVIDENDS	9,375	18,750	28,125	37,500	1,100,625

NET LOSS ATTRIBUTED TO COMMON
STOCKHOLDERS	$(3,755,877)	$(1,054,109)	$(5,376,979)	$(2,015,239)	$(30,373,259)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.12)	$(0.04)	$(0.18)	$(0.08)	$(1.43)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
BASIC AND DILUTED	31,551,496	25,232,801	29,663,903	25,035,886	21,186,993

The accompanying notes are an integral part of these unaudited consolidated financial statements

COBALIS CORP. AND SUBSIDIARY
Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From November 21, 2000 (inception) to September 30, 2006

					Deficit
					accumulated	Total
			Additional		during the	stockholders'
	Common stock		paid-in	Prepaid	development	equity
	Shares	Amount	capital	Expenses	stage	(deficit)

Balance at inception (November 21, 2000)	-	$-	$-	$-	$-	$-
Issuance of founder’s shares in exchange
for property and equipment	16,300,000	16,300	-	-	-	16,300
Issuance of common stock for cash - November 2000 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for cash - December 2000 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for cash - February 2001 @ $1.00	12,000	12	11,988	-	-	12,000
Issuance of common stock for cash - March 2001 @ $1.00	125,000	125	124,875	-	-	125,000
Issuance of common stock for services - March 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Contributed capital	-	-	62,681	-	-	62,681
Net loss for the period from inception						-
(November 21, 2000) to March 31, 2001	-	-	-	-	(223,416)	(223,416)

Balance at March 31, 2001, as restated	16,492,000	16,492	254,489	-	(223,416)	47,565

Issuance of common stock for cash - April 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for telephone equipment -
April 2001 @ $1.00	6,750	7	6,743	-	-	6,750
Issuance of common stock for cash - May 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of common stock for website development -
May 2001 @ $1.00	17,000	17	16,983	-	-	17,000
Issuance of common stock for legal services						-
May 2001 @ $1.00	1,000	1	999	-	-	1,000
Issuance of common stock for cash - June 2001 @ $1.00	23,500	24	23,476	-	-	23,500
Issuance of common stock for cash - July 2001 @ $1.00	20,000	20	19,980	-	-	20,000
Issuance of common stock for cash - August 2001 @ $1.00	25,000	25	24,975	-	-	25,000
Issuance of common stock for services, related party -
September 2001 @ $1.00	65,858	66	65,792	-	-	65,858
Issuance of common stock for cash - September 2001 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for services - September 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of stock options for services - September 2001	-	-	32,000	-	-	32,000
Issuance of common stock for cash - October 2001 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - December 2001 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for services -
December 31, 2001 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for services, related party -
December 2001 @ $1.00	117,500	118	117,382	-	-	117,500
Issuance of common stock for prepaid advertising -
December 2001 @ $1.00	15,600	15	15,585	-	-	15,600
Issuance of common stock for property and equipment -
January 2002 @ $3.00	1,000	1	2,999	-	-	3,000
Issuance of common stock for services, related party -
January 2002 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for cash - February 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for cash - March 2002 @ $2.00	12,500	12	24,988	-	-	25,000
Contributed capital	-	-	211,269	-	-	211,269
Deferred compensation	-	-	-	(60,108)	-	(60,108)
Net loss	-	-	-	-	(1,144,249)	(1,144,249)

Balance at March 31, 2002, as restated	16,965,708	16,966	1,005,492	(60,108)	(1,367,665)	(405,315)

Issuance of common stock for services - April 2002 @ $2.00	3,000	3	5,997	-	-	6,000
Issuance of common stock for cash - April 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - April 2002 @ $2.00	17,500	17	34,983	-	-	35,000
Issuance of common stock for cash - May 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - May 2002 @ $2.00	16,000	16	31,984	-	-	32,000
Issuance of stock options for services - May 2002	-	-	350,000	-	-	350,000
Contributed capital - bonus expense	-	-	50,000	-	-	50,000
Issuance of common stock for cash - June 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - June 2002 @ $2.00	5,000	5	9,995	-	-	10,000
Issuance of common stock for cash - July 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - August 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of common stock for cash - September 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of stock options below fair market value - November 2002	-	-	250,000	(250,000)	-	-
Issuance of common stock for conversion of note - December 2002 @ 2.00	50,000	50	99,950	-	-	100,000
Issuance of common stock for cash - December 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for services - December 2002 @ $2.00	15,000	15	29,985	-	-	30,000
Issuance of common stock for patents - December 2002 @ $2.00	2,000,000	2,000	1,285,917	-	-	1,287,917
Contributed capital			292,718	-	-	292,718
Issuance of common stock for exercise of options - December 2002	574,000	574	574,028	-	-	574,602
Deferred compensation				60,108		60,108
Contributed capital			5,000	-	-	5,000
Issuance of common stock for services - January 2003			25,000	-	-	25,000
Issuance of common stock for cash February 2003 @ $2.00	11,500	12	22,988	-	-	23,000
Issuance of common stock for cash March 2003 @ $2.00	5,000	5	9,995	-	-	10,000
Deferred compensation				54,000	-	54,000
Net loss				-	(2,148,008)	(2,148,008)

Balance at March 31, 2003, as restated	19,732,708	19,733	4,193,962	(196,000)	(3,515,673)	502,022

Issuance of common stock for cash April 2003 @ $2.00	70,000	70	139,930	-	-	140,000
Issuance of common stock for cash May 2003 @ $2.00	30,000	30	59,970	-	-	60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")	1,032,000	1,032	(101,032)	-	-	(100,000)
Issuance of common stock for penalties January 2004 @ $2.80	135,000	135	377,865	-	-	378,000
Issuance of common stock for services February 2004 @ $2.20	100,000	100	219,900	-	-	220,000
Issuance of common stock for services February 2004 @ $1.85	20,000	20	36,980	-	-	37,000
Value of beneficial converstion feature of convertible
debenture issued in September 2003			346,870	-	-	346,870
Fair value allocated to warrant liability for detachable
warrants issued with preferred stock			(181,849)	-	-	(181,849)
Dividend on preferred stock			885,000	-	(885,000)	-
Deferred compensation				196,000	-	196,000
Net loss				-	(5,703,639)	(5,703,639)

Balance at March 31, 2004	21,119,708	21,120	5,977,596	-	(10,104,312)	(4,105,596)

Issuance of common stock for penalties May 2004 @ $1.85	170,000	170	314,330	-	-	314,500
Issuance of common stock for services June 2004 @ $1.75	10,000	10	17,490	-	-	17,500
Issuance of common stock for conversion of debt June 2004 @ $1.60	371,317	371	593,736	-	-	594,107
Issuance of common stock for services July 2004 @ $1.35	7,489	8	10,101			10,109
Issuance of common stock for services July 2004 @ $1.10	75,000	75	82,425			82,500
Issuance of common stock for services August 2004 @ $0.75	100,000	100	74,900			75,000
Conversion of debt to common stock September 2004 @ 2.22	857,143	857	1,902,000			1,902,857
Issuance of common stock for services October 2004 @ $2.20	4,758	5	10,463			10,468
Issuance of common stock for services October 2004 @ $2.55	375,000	375	955,875			956,250
Issuance of common stock for services December 2004 @ $1.45	5,000	5	7,245			7,250
Issuance of common stock for services December 2004 @ $1.30	63,676	63	82,715			82,778
Issuance of common stock for services January 2005 @ $1.05	1,250	1	1,312			1,313
Issuance of common stock for services January 2005 @ $1.18	75,000	75	88,425			88,500
Issuance of common stock for services February 2005 @ $1.10	155,000	155	170,345			170,500
Issuance of common stock for services February 2005 @ $1.06	100,000	100	105,900			106,000
Issuance of common stock for services February 2005 @ $0.95	30,000	30	28,470			28,500
Issuance of common stock for services February 2005 @ $1.05	80,628	81	84,578			84,659
Issuance of common stock for services February 2005 @ $1.00	467,159	467	466,692			467,159
Issuance of common stock for services February 2005 @ $0.96	350,000	350	335,650			336,000
Issuance of common stock for financing costs March 2005 @ $0.81	50,000	50	40,450			40,500
Issuance of common stock for services March 2005 @ $0.80	5,000	5	3,995			4,000
Issuance of common stock for services March 2005 @ $0.75	120,000	120	89,880			90,000
Issuance of common stock for services March 2005 @ $0.68	37,500	38	25,462			25,500

Fair value of warrants issued to consultants			553,715			553,715
						-
Net loss					(8,101,014)	(8,101,014)

Balance at March 31, 2005	24,630,628	24,631	12,023,750	-	(18,205,326)	(6,156,945)

Cancelation of common stock previously issued	(105,000)	(105)	(113,895)			(114,000)
Issuance of common stock for services April 2005 @ $0.59	100,000	100	58,900			59,000
Issuance of common stock for services April 2005 @ $0.62	162,500	162	100,587			100,749
Issuance of common stock for services May 2005 @ $0.60	39,836	40	23,862			23,902
Issuance of common stock for services June 2005 @ $0.65	110,000	110	71,390			71,500
Issuance of common stock for services June 2005 @ $0.45	200,000	200	89,800			90,000
Issuance of common stock for services July 2005 @ $0.60	10,000	10	5,990			6,000
Issuance of common stock for services July 2005 @ $0.61	125,000	125	76,125			76,250
Issuance of common stock for interest July 2005 @ $0.61	50,000	50	30,450			30,500
Cancelation of common stock previously issued	(150,000)	(150)	(143,850)			(144,000)
Issuance of common stock for services August 2005 @ $0.48	100,000	100	47,900			48,000
Issuance of common stock for services September 2005 @ $0.50	30,000	30	14,970			15,000
Issuance of common stock for services September 2005 @ $0.42	50,000	50	20,950			21,000
Issuance of common stock for services September 2005 @ $0.50	75,000	75	37,425			37,500
Issuance of common stock for services October 2005 @ $0.53	220,000	220	115,280	(58,750)		56,750
Issuance of common stock for prepaid interest October 2005 @ $0.58	125,000	125	72,375	(72,500)		-
Issuance of common stock for conversion of debt October 2005 @ $1.75	150,000	150	262,350			262,500
Issuance of common stock for services November 2005 @ $0.78	822,706	823	644,847	(26,700)		618,970
Issuance of common stock for services January 2006 @ $1.54	335,000	335	515,165	(119,500)		396,000
Issuance of common stock for services February 2006 @ $1.42	62,000	62	87,738			87,800
Issuance of common stock for services March 2006 @ $1.58	121,467	121	192,237			192,358
Issuance of common stock for conversion of notes payable and
accrued interest March 2006	105,250	105	173,557			173,662
Cancelation of common stock previously issued	(3,000)	(3)	(4,797)			(4,800)

Amortization of prepaid expenses				112,025		112,025
Value of warrants issued with debt			131,365			131,365
Repricing of warrants			301,155			301,155
Amortization of fair value of warrants issued to consultants			1,541,628			1,541,628
						-
Net loss					(6,603,454)	(6,603,454)

Balance at March 31, 2006	27,366,387	27,366	16,377,254	(165,425)	(24,808,780)	(8,569,585)

Issuance of common stock for converstion of note payable and
accrued interest April 2006	27,200	27	51,109			51,136
Issuance of common stock for services April 2006 @ $1.46	115,000	115	167,835			167,950
Issuance of common stock for cashless exercise of warrants	192,997	193	(193)			-
Issuance of common stock for services May 2006 @ $1.37	150,000	150	204,450	(165,600)		39,000
Issuance of common stock for conversion of accounts payable May 2006 @ $1.28	111,416	112	142,501			142,613
Issuance of common stock for conversion of preferred stock July 2006 @ $2.12	208,333	208	442,292			442,500
Issuance of common stock for conversion of related party debt July 2006 @ $1.30	3,995,806	3,996	5,190,558			5,194,554
Issuance of common stock for services July 2006 @ $0.99	30,000	30	29,820	(14,850)		15,000
Issuance of common stock for conversion of convertible note debt July 2006 @ $1.01	200,000	200	201,800			202,000
Issuance of common stock for services August 2006 @ $0.97	20,000	20	19,380			19,400
Issuance of common stock for services September 2006 @ $0.92	156,000	156	143,684	(94,000)		49,840
Issuance of common stock for cash September 2006 @ $0.50	400,000	400	199,600			200,000

Amortization of prepaid expenses				213,340		213,340
Value of warrants issued with debt			72,677			72,677
Fair value of vested stock options issued to employees			590,592			590,592
Fair value of warrants issued for extension of debt			15,307			15,307
Amortization of fair value of warrants issued to consultants			704,160			704,160
						-
Net loss					(5,348,854)	(5,348,854)

Balance at September 30,2006 (unaudited)	32,973,139	$32,973	$24,552,826	$(226,535)	$(30,157,634)	$(5,798,370)

The accompanying notes are an integral part of these unaudited consolidated financial statements

COBALIS CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Cumulativefrom
	Six Months Periods Ended		November 21,
	September 30,	September 30,	2000 (inception) to
	2006	2005	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,348,854)	$(1,977,739)	$(29,272,634)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	31,277	46,283	558,541
Common stock issued for services	291,190	290,901	5,137,513
Common stock issued for penalty	-	-	692,500
Common stock issued for financing costs	-	30,500	71,000
Change in value of warrant liability	-	(26,342)	(303,700)
Amortization of debt issue costs	51,101	-	162,673
Exercise of stock options for services	-	-	26,960
Amortization of discounts on notes	-	-	790,128
Issuance of stock options/warrants for services/debt extension	719,467	428,639	3,221,810
Capital contribution - bonus (related party)	-	-	50,000
Amortization of prepaid expenses	213,340	-	340,965
Amortization of deferred compensation	-	-	250,000
Discount on common stock issued for settlement of debt	-	-	50,000
Impairment expense	-	-	2,331,522
Re-pricing of warrants	-	-	301,155
Value of vested stock options issued to employees	590,592	-	590,592
Changes in assets and liabilities:			-
Prepaid expenses and other assets	(28,311)	-	(32,991)
Inventory	-	-	6,250
Deposits	-	-	27,454
Accounts payable	139,969	31,726	988,108
Accrued expenses	137,580	(197,572)	1,552,381
Accrued clinical trial costs	1,004,032		1,004,032
Accrued legal settlement	-	-	1,725,000
Accrued salaries	830,596		830,596
Amounts due to related parties	215,574	278,802	2,043,481

Net cash used in operating activities	(1,152,447)	(1,094,802)	(6,856,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(89,272)
Increase in patent costs	(48,124)	-	(72,835)
Change in restricted cash	-	-	-
Merger fees and costs	-	-	-
Increase in acquisition deposits	-	-	(2,220,000)
Increase in other deposits	-	-	(40,000)
Increase in capitalized website	-	-	(18,097)

Net cash used in investing activities	(48,124)	-	(2,440,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	-	1,562	-
Payment on contract	-	-	(161,000)
Proceeds from advances - related party	-	817,500	4,581,449
Proceeds from advances from stockholders	-	310,000	310,000
Proceeds from issuance of notes payable	550,000	-	2,015,000
Proceeds from sale of common stock	200,000	-	1,006,500
Proceeds from sale of preferred stock	-	-	885,000
Proceeds from convertible debenture	-	100,000	700,000
Capital contribution	-	-	571,668
Payment of debt issue costs	-	-	(83,500)
Payments on advances from stockholders	(10,000)	(50,000)	(60,000)
Payments on advances - related party	-	(85,129)	(402,129)

Net cash provided by financing activities	740,000	1,093,933	9,362,988

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(460,571)	(869)	66,120

CASH AND CASH EQUIVALENTS, Beginning of year	526,691	1,169	-

CASH AND CASH EQUIVALENTS, End of year	$66,120	$300	$66,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for conversion of debt	$5,396,554	$-	$5,396,554

The accompanying notes are an integral part of these unaudited consolidated financial statements

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-KSB. The results of the six months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending March 31, 2007.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $5,348,854 for the six months ended September 30, 2006 and as of September 30, 2006, the Company had a working capital deficit of $5,842,234 and a stockholder deficit of $5,798,370. In addition, as of September 30, 2006, the Company has not developed a substantial source of revenue.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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

As a result of adopting SFAS No. 123R, the Company recognized $590,592 in share-based compensation expense for the six months ended September 30, 2006 related to options granted to employees in May 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.02 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. There was no pro forma expense to recognize during the six months ended September 30, 2005.

Patent Costs

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004. Amortization expense related to these patents for the six months ended September 30, 2006 and 2005 was $26,932 and $26,932, respectively. Projected amortization expense approximates $54,000, $53,000, $53,000, $53,000 and $53,000, respectively, for each of the five years ended March 31, 2011. The weighted-average life of the remaining patents is approximately 15.2 years.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−−an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 11,192,600 and 6,094,167 common equivalent shares outstanding related to the options and warrants at September 30, 2006 and 2005, respectively. In addition, as of September 30, 2006, 508,333 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.

NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2006 consisted of the following:

Furniture and fixtures	$73,203
Office equipment	42,120
115,323
Less accumulated depreciation and amortization	(110,896)
$4,427

Depreciation expense for the six months ended September 30, 2006 and 2005 was $3,992 and $18,998, respectively.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

NOTE 4 - ACCRUED LEGAL SETTLEMENTS

Former Landlord

In March 2003, the Company vacated its office space. The landlord then filed suit against the Company in the County of Orange, Superior Court of California, for unpaid rent. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year. As of September 30, 2006, the balance due under this settlement was $125,000, with the July 31, 2006 payment being missed. This amount was collateralized by 513,851 shares owned by the Company’s President and one of its directors, Chaslav Radovich, which may be sold to satisfy the amount owed if not paid by December 31, 2006.

Gryphon Master Fund LP

On March 31, 2006, the Company reached a settlement with Gryphon Master Fund LP related to two investments (See Notes 8 and 10) in the Company by Gryphon in September 2003 totaling $1,600,000. The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon. During the six months ended September 30, 2006, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock and converted a total of $442,500 worth of preferred stock into 208,333 shares of the Company’s common stock.

As of September 30, 2006, the full $1,600,000 was still due under the settlement agreement, which must be paid by April 1, 2007.

NOTE 5 - RELATED PARTY TRANSACTIONS

On July 18, 2006, the Company entered into an Accord and Satisfaction Agreement (“Agreement”) with several related party creditors, arranging to settle debt of $5,194,553 including interest accrued through June 30, 2006, in exchange for the issuance of 3,995,809 shares of the Company’s $.001 par value common stock. This debt was incurred in the form of related party advances and services rendered to the Company over recent months. The conversion rate was $1.30 per share, representing a premium on the market price of the Company’s closing share price on Monday, July 17, 2006 of $1.00 per share.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

NOTE 6 - PROMISSORY NOTES

In June 2005, the Company converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006 and June 30, 2006, respectively, the Company converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of the Company’s common stock. At September 30,, 2006, $46,813 of these notes was still outstanding.

NOTE 7 - NOTES PAYABLE

In August 2006, the Company issued a note payable to MDC Enterprises Ltd. in the amount of $250,000 that accrues interest at 40% per annum and is due on December 29, 2006. In addition, the Company also issued to MDC Enterprises Ltd. a warrant to purchase 150,000 shares of the Company’s common stock for $0.75 per shares.

The fair value of these warrants totaling $102,464 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 199%, (3) risk free interest of 4.50% and (4) dividend rate of $0%. The face amount of the note payable of $250,000 was proportionately allocated to the note payable and the warrants in the amount of $177,323 and $72,677, respectively. The amount allocated to the warrants of $72,677 was recorded as a discount on the note payable and is being amortized over the term of the debenture. During the three months ended September 30, 2006, the Company amortized $18,169 of the discount to interest expense. At September 30, 2006, the balance of the note payable is shown net of unamortized discount of $54,508 in the consolidated balance sheet.

In September 2006, the Company issued a note payable in the amount of $50,000 to an investor. The note bears interest at 10% per annum and is payable upon demand.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Gryphon Master Fund, LP (See Note 4)

In September 2003, the Company sold a $600,000, six-year, 8% convertible note payable to Gryphon Master Fund, LP, which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share. This price is subject to adjustment should the Company issue shares of its common stock at a price less than $1.75 per share. The convertible note payable was sold with detachable six-year warrants to purchase 90,000 shares of the Company's common stock at $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of the Company's common stock below the current fair market value on the contract date.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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
On March 31, 2006, the Company reached a settlement with Gryphon Master Fund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000 (See Notes 4 and 9). The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. No payment was made by October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.

During the six months ended September 30, 2006, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock and converted a total of $442,500 worth of preferred stock into 208,333 shares of the Company’s common stock.

Tejeda and Tejeda, Inc.

On June 13, 2005, the Company entered into a loan agreement with Tejeda and Tejeda, Inc. in the amount of $100,000. The loan is due on or before the 12-month anniversary and accrues interest at the rate of 10% per annum. The note is personally guaranteed by Mr. Radul Radovich, the Company’s Chairman, and Mr. Chaslav Radovich the Company’s CEO. On the 12-month anniversary, the holder of the note may elect to convert the loan into shares of the Company’s common stock at $1.75 per shares or at a price equal to a 25% discount to the closing bid price on the day of conversion at maturity. If such conversion is elected, the loan shall be considered paid in full. In July 2006, Tejeda and Tejeda, Inc. elected to convert the note plus accrued interest into 200,000 shares of the Company’s common stock. The Company recognized an additional expense of $91,583 related to the conversion of this note and accrued interest into shares of common stock.

In July 2006, the Company issued notes payable in the aggregate amount of $250,000 to three investors. The notes bear interest at 5% per month and were due on September 14, 2006. The Company exercised its option to extend the due date to October 14, 2006 and issued to the investors a total of 25,000 warrants. The warrants have an exercise price of $1.50 per shares and expire in September 2011. The value of these warrants of $15,307 has been expensed as financing costs. The fair value of these warrants of $15,307 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 199%, (3) risk free interest of 4.50% and (4) dividend rate of $0%. These notes currently have not been repaid.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

NOTE 9 - SENIOR DEBENTURE

On October 26, 2005, the Company issued a senior debenture to the Brad Chisick Trust in the amount of $250,000 that accrues interest at 10% per annum and is due on October 26, 2007. In addition, the Company also issued to the Brad Chisick Trust a warrant to purchase 500,000 shares of the Company’s common stock for $1.75 per shares.

The fair value of these warrants totaling $276,827 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 194%, (3) risk free interest of 4.50% and (4) dividend rate of $0%. The face amount of the senior debenture of $250,000 was proportionately allocated to the senior debenture and the warrants in the amount of $118,635 and $131,365, respectively. The amount allocated to the warrants of $131,365 was recorded as a discount on the senior debenture and is being amortized over the term of the debenture. During the six months ended September 30, 2006, the Company amortized $32,932 of the discount to interest expense. At September 30, 2006, the balance of the debenture is shown net of unamortized discount of $70,361 in the consolidated balance sheet. In addition, on October 26, 2005, the Company issued to the Brad Chisick Trust 125,000 shares of its common stock valued at $72,500 as pre-payment of the accrued interest on this senior debenture. The prepaid interest will be amortized to interest expense over the two year term of the senior debenture.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

On March 31, 2006, the Company reached a settlement with Gryphon Master Fund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000 (See Notes 4 and 8). The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.

During the six months ended September 30, 2006, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock and converted a total of $500,000 worth of preferred stock into 208,333 shares of the Company’s common stock.

NOTE 11 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock of which 1,000 have been designated at Convertible Preferred Stock (see Note 10).

Common Stock

The Company has authorized 50,000,000 shares of $0.001 par value common stock.

Stock Options

The following table summarizes the options outstanding:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2006	1,625,000	$1.74	$374,000
Reclassified from warrants	2,000,000	$1.75	-
Granted	2,800,000	$1.40	-
Forfeited/Canceled	(100,000)	$1.00	-
Exercised	-	-	-
Outstanding, September 30, 2006	6,325,000	$1.60	$0

The weighted average remaining contractual life of options outstanding is 5.57 years at September 30, 2006. The exercise prices for the options outstanding at September 30, 2006 are as follows:

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

Number of Options	Exercise Price
325,000	$1.00
2,800,000	$1.40
2,000,000	$1.75
1,200,000	$2.00
6,325,000

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

Warrants

The following table summarizes the warrants outstanding:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2006	6,636,767	$1.67	$1,435,630
Transferred to options	(2,000,000)	$1.75	-
Granted	425,000	$1.03	-
Forfeited/Canceled	-	-	-
Exercised	(194,167)	$0.01	-
Outstanding, September 30, 2006	4,867,600	$1.64	$223,500

The weighted average remaining contractual life of warrants outstanding is 3.55 years at September 30, 2006. The exercise prices for the warrants outstanding at September 30, 2006 are as follows:

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

Number of Warrants	Exercise Price
150,000	$0.01
300,000	$0.75
25,000	$1.50
4,192,600	$1.75
200,000	$2.00
4,867,600

NOTE 12 - LITIGATION

Former Leased Office Space: The Company a defendant in a suit brought by its former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case #03CC02904. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year, of which the Company paid the first $75,000 on January 31, 2006. This leaves a total of $125,000 owing, of which $75,000 is due on July 31, 2006, and $50,000 is due on December 31, 2006. The July 31, 2006 payment was not made. The amount owed was collateralized by 513,851 shares owned by the Company’s President and one of its directors, Chaslav Radovich, a portion of which may be sold to satisfy the amount owed if not paid by December 31, 2006.

Marinko Vekovic: On March 9, 2006, Marinko Vekovic, a former consultant, filed a Complaint against the Company alleging a breach of a written consulting agreement, specific performance of common stock warrants and the “reasonable value of work and labor performed,” seeking damages in excess of $700,000, and specific performance of an alleged obligation to issue 600,000 free trading warrants at a $1.75 share price. The lawsuit, entitled Vekovic vs. Cobalis, is pending in Orange County Superior Court, Central Justice Center, Case No. 06CC03923. The next hearing date for this case is scheduled for March 2007.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

Europacific Consulting, Inc.  This action was filed on May 23, 2006 in the Supreme Court of New York, County of New York, Case No. 601830/06. Europacific Consulting, Inc. (“Europacific”) is a New York corporation whose sole shareholder and director is Antonio Treminio, who are suing for alleged breach of oral contract and damages of $250,000. Europacific alleges that Cobalis orally engaged Europacific to perform certain services for the Company, including introductions to potential board members, qualified investors and strategic alliances for the Company’s product line. The Company issued 20,000 shares to Europacific in January 2005, and canceled those shares in May 2005, after what it contends is Europacific’s fraudulent inducement and failure to perform. The Company believes the claim for $250,000 is without basis since the consideration for Europacific’s services was 20,000 shares, which at a current market value of $1.10 per share, would equal approximately only $22,000. Subsequent to the period covered by this report, the Company agreed to settle this claim by reissuing the 20,000 disputed shares.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At September 30, 2006, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company issued unregistered equity securities to the following:

•	October 11, 2006 - 1,000,000 shares issued to Chaim Stern for cash of $500,000 and
•	October 16, 2006 - 150,000 shares issued to Irina Aronson and Yuly Aronson Irrevocable Trust for cash of $75,000.

In addition, the Company filed an Form S-8 and issued 1,113,695 share of common stock for past due employee compensation of $1,056,586.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $5,348,854 for the six months ended September 30, 2006 and as of September 30, 2006; we had a working capital deficit of $5,842,234 and a stockholder deficit of $5,798,370. In addition, as of September 30, 2006, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $66,120 and prepaid expenses and other current assets of $32,991at September 30, 2006. Our total current assets at September 30, 2006 were $99,111. We also had the following long term assets: $4,427 in property and equipment, net; $1,239 in net website development costs; $647,791 represented by net value of our patents; and $12,546 in deposits. Our total assets as of September 30, 2006 were $765,114.

Our total current liabilities were $5,941,345 at September 30, 2006, which was represented by accounts payable of $437,105; accrued expenses of $536,192; accrued clinical trials costs of $1,004,032; accrued legal settlements of $1,725,000; accrued salaries of $1,096,711; promissory notes of $46,813; notes payable of $495,492 and convertible notes payable of $600,000.

In June 2005, we converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006 and June 30, 2006, respectively, we converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of our common stock. At September 30, 2006, $46,813 of these notes was still outstanding.

We also had $179,639 represented by a senior debenture, making our total liabilities $6,120,984, and a convertible preferred stock liability of $442,500. Our liabilities exceeded our assets by $5,355,870.

On July 18, 2006, we entered into an Accord and Satisfaction Agreement (“Agreement”) with several related party creditors, arranging to settle debt of $5,194,553 including interest accrued through June 30, 2006, in exchange for the issuance of 3,995,809 shares of our $.001 par value common stock. This debt was incurred in the form of related party advances and services rendered to the company over recent months. The conversion rate was $1.30 per share, representing a premium on the market price of our closing share price on Monday, July 17, 2006 of $1.00 per share.

The related parties that are owed funds include Radul Radovich, our Chairman of the Board of Directors, and several entities owned and controlled by Mr. Radovich. The amounts owed were as follows: Mr. Radovich was owed $952,611 principal along with interest of $127,509, for a total of $1,084,120, which is to be converted to 833,938 restricted shares of our common stock; St. Petka Trust, a majority shareholder of the company, and of which Mr. Radovich is the beneficiary and trustor, was owed $1,585,500 principal, along with interest of $211,335, for a total of $1,796,835, which is to be converted to 1,382,180 restricted shares of our common stock; R and R Holdings, Inc. a Nevada corporation owned by Mr. Radovich, was owed $471,507 principal, along with interest of $62,848, for a total of $534,355, which is to be converted to 411,042 restricted shares of our common stock; Silver Mountain Promotions, Inc., a Nevada corporation, owned by Mr. Radovich, was owed $922,103 principal, along with interest of $122,909, for a total of $1,045,012, which is to be converted to 803,855 restricted shares of our common stock; R R Development, Inc., a California corporation, owned by Mr. Radovich, was owed $170,000 principal, along with interest of $51,838, for a total of $221,838, which is to be converted to restricted 170,644 shares of our common stock. In addition, Mr. Radovich was owed $512,392 for consulting fees, pursuant to a consulting contract with the company. This amount is to be converted to 394,147 restricted shares of our common stock. Subsequent to the period covered by this report, we issued these shares on October 17, 2006.

We have financed our operations primarily through cash generated from related party debt financing as well as issuing a convertible debenture.

Our net cash used by investing activities was $48,124 for the six months ended September 30, 2006 compared to $0 for the six months ended September 30, 2005. The increase of $48,124 is primarily due to a reduction in related party advances offset by an increase in the sale of notes payable and common stock.

Our net cash provided by financing activities was $740,000 for the six months ended September 30, 2006 compared to net cash provided by financing activities of $1,093,933 for the six months ended September 30, 2005. The decrease of $353,933 is primarily due to a reduction in related party advances offset by an increase in the sale of notes payable and common stock.

In June 2005, we entered into a loan agreement with Tejeda and Tejeda, Inc. in the amount of $100,000. The loan is due in one year. The note is personally guaranteed by Mr. Radul Radovich, the chairman of our board of directors, and Mr. Chas Radovich, our President, Secretary and one of our directors. When the loan is due, the holder of the note has the option to convert the loan into shares of our common stock at $0.50 per share or at a price equal to a 25% discount to the closing bid price on the day of conversion at maturity. In July 2006, the holder of the note elected to convert the note to 200,000 shares of our common stock. We recognized an additional expense of $91,583 related to the conversion of this note and accrued interest into shares of common stock.

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

In July 2006, we issued notes payable in the aggregate amount of $250,000 to three investors. The notes bear interest at 5% per month and were due on September 14, 2006. We exercised its option to extend the due date to October 14, 2006 and issued to the investors a total of 25,000 warrants. These notes currently have not bee repaid.

In August 2006, the Company issued a note payable to MDC Enterprises Ltd. in the amount of $250,000 that accrues interest at 40% per annum and is due on December 29, 2006. In addition, the Company also issued to MDC Enterprises Ltd. a warrant to purchase 150,000 shares of the Company’s common stock for $0.75 per shares.

In September 2006, the Company issued a note payable in the amount of $50,000 to an investor. The note bears interest at 10% per annum and is payable upon demand.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues and Cost of Sales. We had no significant revenues for the three months ended September 30, 2006 and September 30, 2005 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistinTM as an over the counter drug. Our net sales were $0, as were our cost of sales and gross loss for the three months ended September 30, 2006, as compared net sales of $0 as were our cost of sales and gross loss for the three months ended September 30, 2005.

Operating Expenses. Our operating expenses for the three months ended September 30, 2006 were $3,646,162 compared to $810,501 for the three months ended September 30, 2005. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts. For the three months ended September 30, 2006, this amount was represented by $14,515 in depreciation and amortization; $650,769 in professional fees; $918,330 in salary and wages; $37,203 in rent expense; $1,273,555 in marketing and research; $461,684 in stock option expense; and $290,106 in other operating expenses. This is compared to the three months ended September 30, 2005, where we had $21,401 in depreciation and amortization; $447,182 in professional fees; $95,653 in salary and wages; $34,487 in rent expense; $29,043 in marketing and research; and $182,735 in other operating expenses. Our operating expenses increased during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 principally as a result of an increase in salaries and wages due to the additions of two executives, an increase in marketing and research due to our Phase III clinical trials and an increase in stock option expense related to the adoption of SFAS No. 123R. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the measurement date.

Interest expense and financing costs for the three months ended September 30, 2006 were $100,340 compared to $225,635 for the three months ended September 30, 2005. The decrease is due to no non-registration penalties being accrued during the three months ended September 30, 2006 as compared to penalties of $96,000 during the three months ended September 30, 2005.

The change in the fair value in the warrant liability relates to the decrease in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the decrease of our stock price, the fair value of these warrants has decreased resulting in the decrease of the warrant liability.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005

Revenues and Cost of Sales. We had no significant revenues for the six months ended September 30, 2006 and September 30, 2005 as we are undertaking a Phase III clinical trial in order to obtain FDA approval of PreHistinTM as an over the counter drug. Our net sales were $0, as were our cost of sales and gross loss for the six months ended September 30, 2006, as compared net sales of $0 as were our cost of sales and gross loss for the six months ended September 30, 2005.

Operating Expenses. Our operating expenses for the six months ended September 30, 2006 were $5,116,719 compared to $1,595,714 for the six months ended September 30, 2005. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts. For the six months ended September 30, 2006, this amount was represented by $31,277 in depreciation and amortization; $1,567,674 in professional fees; $1,103,632 in salary and wages; $100,279 in rent expense; $1,299,364 in marketing and research; $590,592 in stock option expense; and $423,901 in other operating expenses. This is compared to the six months ended September 30, 2005, where we had $46,283 in depreciation and amortization; $958,360 in professional fees; $178,220 in salary and wages; $68,923 in rent expense; $55,316 in marketing and research; and $288,612 in other operating expenses. Our operating expenses increased during the six months ended September 30, 2006 as compared to the six months ended September 30, 2005 principally as a result of an increase in professional fees, which include payments for accounting, legal and shareholder relations and amortization of the value of warrants issued to consultants over the terms of the related consulting agreements, an increase in salaries and wages due to the additions of two executives, an increase in marketing and research due to our Phase III clinical trials and an increase in stock option expense related to the adoption of SFAS No. 123R. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the measurement date.

Interest expense and financing costs for the six months ended September 30, 2006 were $232,135 compared to $408,367 for the six months ended September 30, 2005. The decrease is due to no non-registration penalties being accrued during the six months ended September 30, 2006 as compared to penalties of $192,000 during the six months ended September 30, 2005.

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

As of September 30, 2006, we had cash and equivalents of $66,120. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistinTM application to the United States FDA, and execute a licensing agreement or otherwise launch the PreHistinTM product. There is no assurance that these funds will be raised.

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

The new study design calls for two simultaneously conducted Phase III clinical trials, each comprised of one placebo arm and one active arm receiving 3.3 mg of sublingual PreHistinTM administered twice daily for the six weeks of the study. In July 2006, we conducted the double blind, placebo-controlled trials will be conducted at 23 sites throughout the United States during the Ragweed allergy season. The trials utilized electronic diary records to assess improvement in the severity of nasal allergy symptoms. A total of 1,550 patients were randomized into the twin studies to receive either placebo or PreHistinTM for three weeks prior to the onset of the allergy season, and for an additional three weeks into the season. The patients’ diaries and studies were completed on October 6, 2006.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Former Leased Office Space: The Company a defendant in a suit brought by its former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case #03CC02904. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year, of which the Company paid the first $75,000 on January 31, 2006. This leaves a total of $125,000 owing, of which $75,000 is due on July 31, 2006 (which was not paid), and $50,000 which is due on December 31, 2006. The amount was collateralized by 513,851 shares owned by the Company’s President and one of its directors, Chaslav Radovich, a portion of which may be sold to satisfy the amount owed, if not paid by December 31, 2006.

Marinko Vekovic: On March 9, 2006, Marinko Vekovic, a former consultant, filed a Complaint against the Company alleging a breach of a written consulting agreement, specific performance of common stock warrants and the “reasonable value of work and labor performed,” seeking damages in excess of $700,000, and specific performance of an alleged obligation to issue 600,000 free trading warrants at a $1.75 share price. The lawsuit, entitled Vekovic vs. Cobalis, is pending in Orange County Superior Court, Central Justice Center, Case No. 06CC03923. The next hearing date for this case is set for March 2007.

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

Europacific Consulting, Inc.  This action was filed on May 23, 2006 in the Supreme Court of New York, County of New York, Case No. 601830/06. Europacific Consulting, Inc. (“Europacific”) is a New York corporation whose sole shareholder and director is Antonio Treminio, who are suing for alleged breach of oral contract and damages of $250,000. Europacific alleges that Cobalis orally engaged Europacific to perform certain services for the Company, including introductions to potential board members, qualified investors and strategic alliances for the Company’s product line. The Company issued 20,000 shares to Europacific in January 2005, and canceled those shares in May 2005, after what it contends is Europacific’s fraudulent inducement and failure to perform. The Company intends to vigorously contest this case and consider this a frivolous claim. The Company believes the claim for $250,000 is without basis since the consideration for Europacific’s services was 20,000 shares, which at a current market value of $1.10 per share, would equal approximately only $22,000. The Company is in the process of settling this case by preparing to reissue those 20,000 shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, we issued the following shares of our unregistered common stock:

•	208,333 shares to Gryphon Master Fund for the conversion of $500,000 worth of preferred stock;

•	15,000 shares to Steve Barnes for services valued at $14,850;

•	15,000 shares to Jaffone & Collins for services valued at $15,000;

•	200,000 shares to Tejeda and Tejeda, Inc. for the conversion of a note payable and accrued interest valued at $202,000;

•	20,000 shares to Richard Fishman for services valued at $19,400;

•	56,000 shares to Steve Barnes for services valued at $49,840;

•	100,000 shares to Adam Barnett for services valued at $94,000;

We did not receive any proceeds from the issuance of these shares; these shares were all issued in lieu of repaying our employees, consultants, advisors, and as the case may be, creditors in cash.

We also sold the following shares for cash:

•	300,000 shares to MDC Enterprises, Ltd. for cash of $150,000 and

•	100,000 shares to Dane Bjelopetrovich for cash of $50,000.

The proceeds of these sales were used for working capital.

Subsequent to September 30, 2006, we issued the following shares of our unregistered common stock:

•	833,938 shares to Radul Radovich for conversion of related party debt and accrued interest valued at $1,084,120;

•	1,382,180 shares to St. Petka Trust for conversion of related party debt and accrued interest valued at $1,796,835;

•	411,042 shares to RR Holdings for conversion of related party debt and accrued interest valued at $534,355;

•	803,855 shares to Silver Mountain, Inc. for conversion of related party debt and accrued interest valued at $1,045,013;

•	170,644 shares to RR Development for conversion of related party debt and accrued interest valued at $221,839; and

•	394,147 shares to Radul Radovich for consulting services valued at $512,392.

We did not receive any proceeds from the issuance of these shares; these shares were all issued in lieu of repaying our employees, consultants, advisors, and as the case may be, creditors, in cash.

We also issued these shares for cash:

•	1,000,000 shares issued to Chaim Stern for cash of $500,000; and

•	150,000 shares issued to Irina Aronson and Yuly Aronson Irrevocable Trust for cash of $75,000.

The proceeds of these sales were used for working capital.

These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. The securities were issued to our employees, officers, directors, consultants, advisors, and existing shareholders, who by virtue of those relationships, we believe were familiar with our business, and were able to assess the risks and merits of the investment.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Subsequent to the period covered by this report, and on October 17, 2006, our board of directors adopted our 2006 Stock Option Plan, attached hereto as Exhibit 4.2.

On November 13, 2006, we amended the Executive Employment Agreement entered into with Thomas Stankovich, our Chief Financial Officer and Treasurer, to provide for the grant of 1,000,000 options pursuant to our Stock Option Plan, while simultaneously canceling the 1,000,000 warrants granted upon execution of the original employment agreement in December 2005. These options vest over three years and are exercisable at $1.75 per share. The amendment to Mr. Stankovich’s employment agreement is attached hereto as Exhibit _10.2.1.

Item 6. Exhibits

Regulation S-B Number	Exhibit

3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Certificate of Amendment to Articles of Incorporation (3)
3.2	Bylaws (1)
4.1	Convertible Note with Gryphon Master Fund LP (4)
4.2	2006 Stock Option Plan (7)
10.1	Asset Purchase Agreement between BioGentec Inc., (fka St. Petka, Inc.) and Gene Pharmaceuticals, LLC, (fka Allergy Limited, LLC,) as amended (4)
10.2	Employment Agreement with Thomas Stankovich (5)
10.2.1	Amendment No. 1 to Employment Agreement with Thomas Stankovich (7)
10.3	Employment Agreement with Gerald Yakatan (6)
10.4	Employment Agreement with Chaslav Radovich (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company (7)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company (7)
32.1	Section 906 Certification by Chief Executive Officer (7)
32.2	Section 906 Certification by Chief Financial Officer (7)
_______________
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

COBALIS CORP.

Date: November 20, 2006	By:	/s/ Gerald Yakatan
Gerald Yakatan Principal Executive Officer, Director

Date: November 20, 2006	By:	/s/ Chaslav Radovich
Chaslav Radovich President, Secretary, Director

Date: November 20, 2006	By:	/s/ Thomas Stankovich
Thomas Stankovich Treasurer and Chief Financial Officer