Form 10QSB
period 2006-12-31
Cobalis Corp
filed 2007-02-20
CIK 1166414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 16, 2007 - 35,824,672 shares of common stock Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

COBALIS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet

December 31,
2006
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,684,580
Prepaid expenses and other current assets	21,801

TOTAL CURRENT ASSETS	1,706,381

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $111,770	3,553
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $33,545	1,062
PATENTS, net of accumulated amortization of $321,177	632,262
DEBT ISSUANCE COSTS	275,787
DEPOSIT	12,546

TOTAL ASSETS	$2,631,591

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$545,629
Accrued expenses	744,339
Accrued clinical trial costs	2,611,356
Accrued legal settlements	1,785,000
Accrued salaries	376,125
Warrant liability	7,186,980
Accrued derivative liabililty	2,017,315
Promissory notes	46,813
Notes payable, net of discount of $54,508	300,000
Convertible notes payable	850,000

TOTAL CURRENT LIABILITIES	16,463,557

SENIOR DEBENTURE, net of discount of $53,806	196,194
CONVERTIBLE DEBENTURE, net of discounts of $2,462,380	37,620

TOTAL LIABILITIES	16,697,371

CONVERTIBLE PREFERRED STOCK	442,500

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 50,000,000 shares
authorized; 35,696,834 shares issued and outstanding	35,697
Additional paid-in capital	23,679,456
Prepaid expenses	(94,826)
Deficit accumulated during the development stage	(38,128,607)

TOTAL STOCKHOLDERS' DEFICIT	(14,508,280)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,631,591

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

					Cumulative from
	Three Months Ended		Nine Months Ended		November 21,
	December 31,	December 31,	December 31,	December 31,	2000 (inception) to
	2006	2005	2006	2005	December 31,2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	$-	$-	$-	$-	$5,589

COST OF SALES	-	-	-	-	31,342

GROSS PROFIT (LOSS)	-	-	-	-	(25,753)

OPERATING EXPENSES:
Professional fees	656,601	1,003,441	2,224,275	1,961,801	11,399,802
Salary and wages	651,607	317,025	1,755,239	495,245	4,792,537
Rent expense	36,003	34,486	136,282	103,409	705,341
Marketing and research	2,502,389	(406,315)	3,801,753	(350,999)	5,721,188
Depreciation and amortization	16,580	23,262	47,857	69,545	575,121
Impairment expense	-	-	-	-	2,331,522
Stock option expense	469,296	-	1,059,888	-	1,059,888
Other operating expenses	194,443	167,373	618,344	455,985	2,245,274
Legal settlements	60,000	-	60,000	-	872,718

TOTAL OPERATING EXPENSES	4,586,919	1,139,272	9,703,638	2,734,986	29,703,391

LOSS FROM OPERATIONS	(4,586,919)	(1,139,272)	(9,703,638)	(2,734,986)	(29,729,144)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(225,639)	(137,502)	(457,774)	(545,869)	(4,659,748)
Convertible debenture financing cost	(3,065,293)	-	(3,065,293)	-	(3,065,293)
Change in fair value of warrant and accrued derivative liabilities	(93,122)	(51,270)	(93,122)	(24,928)	210,578

TOTAL OTHER INCOME (EXPENSE)	(3,384,054)	(188,772)	(3,616,189)	(570,797)	(7,514,463)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,970,973)	(1,328,044)	(13,319,827)	(3,305,783)	(37,243,607)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(7,970,973)	(1,328,044)	(13,319,827)	(3,305,783)	(37,243,607)

PREFERRED STOCK DIVIDENDS	9,375	18,750	37,500	56,250	1,110,000

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(7,980,348)	$(1,346,794)	$(13,357,327)	$(3,362,033)	$(38,353,607)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.23)	$(0.05)	$(0.42)	$(0.13)	$(1.76)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	34,945,875	26,154,906	31,430,962	25,410,249	21,754,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From November 21, 2000 (inception) to September 30, 2006

					Deficit
					accumulated	Total
			Additional		during the	stockholders'
	Common stock		paid-in	Prepaid	development	equity
	Shares	Amount	capital	Expenses	stage	(deficit)

Balance at inception (November 21, 2000)	-	$-	$-	$-	$-	$-
Issuance of founder’s shares in exchange
for property and equipment	16,300,000	16,300	-	-	-	16,300
Issuance of common stock for cash - November 2000 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for cash - December 2000 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for cash - February 2001 @ $1.00	12,000	12	11,988	-	-	12,000
Issuance of common stock for cash - March 2001 @ $1.00	125,000	125	124,875	-	-	125,000
Issuance of common stock for services - March 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Contributed capital	-	-	62,681	-	-	62,681
Net loss for the period from inception						-
(November 21, 2000) to March 31, 2001	-	-	-	-	(223,416)	(223,416)

Balance at March 31, 2001, as restated	16,492,000	16,492	254,489	-	(223,416)	47,565

Issuance of common stock for cash - April 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for telephone equipment -
April 2001 @ $1.00	6,750	7	6,743	-	-	6,750
Issuance of common stock for cash - May 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of common stock for website development -
May 2001 @ $1.00	17,000	17	16,983	-	-	17,000
Issuance of common stock for legal services -
May 2001 @ $1.00	1,000	1	999	-	-	1,000
Issuance of common stock for cash - June 2001 @ $1.00	23,500	24	23,476	-	-	23,500
Issuance of common stock for cash - July 2001 @ $1.00	20,000	20	19,980	-	-	20,000
Issuance of common stock for cash - August 2001 @ $1.00	25,000	25	24,975	-	-	25,000
Issuance of common stock for services, related party -
September 2001 @ $1.00	65,858	66	65,792	-	-	65,858
Issuance of common stock for cash - September 2001 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for services - September 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of stock options for services - September 2001	-	-	32,000	-	-	32,000
Issuance of common stock for cash - October 2001 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - December 2001 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for services -
December 31, 2001 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for services, related party -
December 2001 @ $1.00	117,500	118	117,382	-	-	117,500
Issuance of common stock for prepaid advertising -
December 2001 @ $1.00	15,600	15	15,585	-	-	15,600
Issuance of common stock for property and equipment -
January 2002 @ $3.00	1,000	1	2,999	-	-	3,000
Issuance of common stock for services, related party -
January 2002 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for cash - February 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for cash - March 2002 @ $2.00	12,500	12	24,988	-	-	25,000
Contributed capital	-	-	211,269	-	-	211,269
Deferred compensation	-	-	-	(60,108)	-	(60,108)
Net loss	-	-	-	-	(1,144,249)	(1,144,249)

Balance at March 31, 2002, as restated	16,965,708	16,966	1,005,492	(60,108)	(1,367,665)	(405,315)

Issuance of common stock for services - April 2002 @ $2.00	3,000	3	5,997	-	-	6,000
Issuance of common stock for cash - April 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - April 2002 @ $2.00	17,500	17	34,983	-	-	35,000
Issuance of common stock for cash - May 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - May 2002 @ $2.00	16,000	16	31,984	-	-	32,000
Issuance of stock options for services - May 2002	-	-	350,000	-	-	350,000
Contributed capital - bonus expense	-	-	50,000	-	-	50,000
Issuance of common stock for cash - June 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - June 2002 @ $2.00	5,000	5	9,995	-	-	10,000
Issuance of common stock for cash - July 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - August 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of common stock for cash - September 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of stock options below fair market value - November 2002	-	-	250,000	(250,000)	-	-
Issuance of common stock for conversion of note - December 2002 @ 2.00	50,000	50	99,950	-	-	100,000
Issuance of common stock for cash - December 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for services - December 2002 @ $2.00	15,000	15	29,985	-	-	30,000
Issuance of common stock for patents - December 2002 @ $2.00	2,000,000	2,000	1,285,917	-	-	1,287,917
Contributed capital			292,718	-	-	292,718
Issuance of common stock for exercise of options - December 2002	574,000	574	574,028	-	-	574,602
Deferred compensation				60,108		60,108
Contributed capital			5,000	-	-	5,000
Issuance of common stock for services - January 2003			25,000	-	-	25,000
Issuance of common stock for cash February 2003 @ $2.00	11,500	12	22,988	-	-	23,000
Issuance of common stock for cash March 2003 @ $2.00	5,000	5	9,995	-	-	10,000
Deferred compensation				54,000	-	54,000
Net loss				-	(2,148,008)	(2,148,008)

Balance at March 31, 2003, as restated	19,732,708	19,733	4,193,962	(196,000)	(3,515,673)	502,022

Issuance of common stock for cash April 2003 @ $2.00	70,000	70	139,930	-	-	140,000
Issuance of common stock for cash May 2003 @ $2.00	30,000	30	59,970	-	-	60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")	1,032,000	1,032	(101,032)	-	-	(100,000)
Issuance of common stock for penalties January 2004 @ $2.80	135,000	135	377,865	-	-	378,000
Issuance of common stock for services February 2004 @ $2.20	100,000	100	219,900	-	-	220,000
Issuance of common stock for services February 2004 @ $1.85	20,000	20	36,980	-	-	37,000
Value of beneficial conversion feature of convertible
debenture issued in September 2003			346,870	-	-	346,870
Fair value allocated to warrant liability for detachable
warrants issued with preferred stock			(181,849)	-	-	(181,849)
Dividend on preferred stock			885,000	-	(885,000)	-
Deferred compensation				196,000	-	196,000
Net loss				-	(5,703,639)	(5,703,639)

Balance at March 31, 2004	21,119,708	21,120	5,977,596	-	(10,104,312)	(4,105,596)

Issuance of common stock for penalties May 2004 @ $1.85	170,000	170	314,330	-	-	314,500
Issuance of common stock for services June 2004 @ $1.75	10,000	10	17,490	-	-	17,500
Issuance of common stock for conversion of debt June 2004 @ $1.60	371,317	371	593,736	-	-	594,107
Issuance of common stock for services July 2004 @ $1.35	7,489	8	10,101			10,109

Issuance of common stock for services July 2004 @ $1.10	75,000	75	82,425			82,500
Issuance of common stock for services August 2004 @ $0.75	100,000	100	74,900			75,000
Conversion of debt to common stock September 2004 @ 2.22	857,143	857	1,902,000			1,902,857
Issuance of common stock for services October 2004 @ $2.20	4,758	5	10,463			10,468
Issuance of common stock for services October 2004 @ $2.55	375,000	375	955,875			956,250
Issuance of common stock for services December 2004 @ $1.45	5,000	5	7,245			7,250
Issuance of common stock for services December 2004 @ $1.30	63,676	63	82,715			82,778
Issuance of common stock for services January 2005 @ $1.05	1,250	1	1,312			1,313
Issuance of common stock for services January 2005 @ $1.18	75,000	75	88,425			88,500
Issuance of common stock for services February 2005 @ $1.10	155,000	155	170,345			170,500
Issuance of common stock for services February 2005 @ $1.06	100,000	100	105,900			106,000
Issuance of common stock for services February 2005 @ $0.95	30,000	30	28,470			28,500
Issuance of common stock for services February 2005 @ $1.05	80,628	81	84,578			84,659
Issuance of common stock for services February 2005 @ $1.00	467,159	467	466,692			467,159
Issuance of common stock for services February 2005 @ $0.96	350,000	350	335,650			336,000
Issuance of common stock for financing costs March 2005 @ $0.81	50,000	50	40,450			40,500
Issuance of common stock for services March 2005 @ $0.80	5,000	5	3,995			4,000
Issuance of common stock for services March 2005 @ $0.75	120,000	120	89,880			90,000
Issuance of common stock for services March 2005 @ $0.68	37,500	38	25,462			25,500

Fair value of warrants issued to consultants			553,715			553,715
-
Net loss					(8,101,014)	(8,101,014)

Balance at March 31, 2005	24,630,628	24,631	12,023,750	-	(18,205,326)	(6,156,945)

Cancelation of common stock previously issued	(105,000)	(105)	(113,895)			(114,000)
Issuance of common stock for services April 2005 @ $0.59	100,000	100	58,900			59,000
Issuance of common stock for services April 2005 @ $0.62	162,500	162	100,587			100,749
Issuance of common stock for services May 2005 @ $0.60	39,836	40	23,862			23,902
Issuance of common stock for services June 2005 @ $0.65	110,000	110	71,390			71,500
Issuance of common stock for services June 2005 @ $0.45	200,000	200	89,800			90,000
Issuance of common stock for services July 2005 @ $0.60	10,000	10	5,990			6,000
Issuance of common stock for services July 2005 @ $0.61	125,000	125	76,125			76,250
Issuance of common stock for interest July 2005 @ $0.61	50,000	50	30,450			30,500
Cancelation of common stock previously issued	(150,000)	(150)	(143,850)			(144,000)
Issuance of common stock for services August 2005 @ $0.48	100,000	100	47,900			48,000
Issuance of common stock for services September 2005 @ $0.50	30,000	30	14,970			15,000
Issuance of common stock for services September 2005 @ $0.42	50,000	50	20,950			21,000
Issuance of common stock for services September 2005 @ $0.50	75,000	75	37,425			37,500
Issuance of common stock for services October 2005 @ $0.53	220,000	220	115,280	(58,750)		56,750
Issuance of common stock for prepaid interest October 2005 @ $0.58	125,000	125	72,375	(72,500)		-
Issuance of common stock for conversion of debt October 2005 @ $1.75	150,000	150	262,350			262,500
Issuance of common stock for services November 2005 @ $0.78	822,706	823	644,847	(26,700)		618,970
Issuance of common stock for services January 2006 @ $1.54	335,000	335	515,165	(119,500)		396,000
Issuance of common stock for services February 2006 @ $1.42	62,000	62	87,738			87,800
Issuance of common stock for services March 2006 @ $1.58	121,467	121	192,237			192,358
Issuance of common stock for conversion of notes payable and
accrued interest March 2006	105,250	105	173,557			173,662
Cancelation of common stock previously issued	(3,000)	(3)	(4,797)			(4,800)

Amortization of prepaid expenses				112,025		112,025
Value of warrants issued with debt			131,365			131,365
Repricing of warrants			301,155			301,155
Amortization of fair value of warrants issued to consultants			1,541,628			1,541,628
-
Net loss					(6,603,454)	(6,603,454)

Balance at March 31, 2006	27,366,387	27,366	16,377,254	(165,425)	(24,808,780)	(8,569,585)

Issuance of common stock for converstion of note payable and
accrued interest April 2006	27,200	27	51,109			51,136
Issuance of common stock for services April 2006 @ $1.46	115,000	115	167,835			167,950
Issuance of common stock for cashless exercise of warrants	192,997	193	(193)			-
Issuance of common stock for services May 2006 @ $1.37	150,000	150	204,450	(165,600)		39,000
Issuance of common stock for conversion of accounts payable May 2006 @
$1.28	111,416	112	142,501			142,613
Issuance of common stock for conversion of preferred stock July 2006 @ $2.12	208,333	208	442,292			442,500
Issuance of common stock for conversion of related party debt July 2006 @
$1.30	3,995,806	3,996	5,190,558			5,194,554
Issuance of common stock for services July 2006 @ $0.99	30,000	30	29,820	(14,850)		15,000
Issuance of common stock for conversion of convertible note debt July 2006 @
$1.01	200,000	200	201,800			202,000
Issuance of common stock for services August 2006 @ $0.97	20,000	20	19,380			19,400
Issuance of common stock for services September 2006 @ $0.92	156,000	156	143,684	(94,000)		49,840
Issuance of common stock for cash September 2006 @ $0.50	400,000	400	199,600			200,000
Issuance of common stock for services October 2006 @ $0.99	360,000	360	356,440			356,800
Issuance of common stock for cash October 2006 @ $0.50	1,150,000	1,150	573,850			575,000
Issuance of common stock for services November 2006 @ $093	1,113,695	1,114	1,056,896			1,058,010
Issuance of common stock for cash December 2006 @ $0.50	100,000	100	49,900			50,000
Payment of equity offering costs			(57,500)			(57,500)
Amortization of prepaid expenses				345,049		345,049
Value of warrants issued with debt			112,533			112,533
Fair value of vested stock options issued to employees			1,059,888			1,059,888
Fair value of warrants issued for extension of debt			15,307			15,307
Amortization of fair value of warrants issued to consultants			887,932			887,932
Value of warrants transferred to liability			(3,545,880)			(3,545,880)
-
Net loss					(13,319,827)	(13,319,827)

Balance at December 31,2006 (unaudited)	35,696,834	$35,697	$23,679,456	$(94,826)	$(38,128,607)	$(14,508,280)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Cumulative from
	Nine Months Ended		November 21,
	December 31,	December 31,	2000 (inception) to
	2006	2005	December 31, 2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,319,827)	$(3,305,783)	$(37,243,607)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	47,857	69,545	575,121
Common stock issued for services	1,706,000	1,025,371	6,552,323
Common stock issued for penalty	-	-	692,500
Common stock issued for financing costs	-	30,500	71,000
Change in value of warrant liability	93,122	24,928	(210,578)
Amortization of debt issue costs	203,853	11,877	315,425
Exercise of stock options for services	-	-	26,960
Amortization of discounts on notes	-	-	790,128
Issuance of stock options/warrants for services/debt extension	903,239	913,199	3,405,582
Capital contribution - bonus (related party)	-	-	50,000
Amortization of prepaid expenses	345,049	11,005	472,674
Amortization of deferred compensation	-	-	250,000
Discount on common stock issued for settlement of debt	-	-	50,000
Impairment expense	-	-	2,331,522
Re-pricing of warrants	-	-	301,155
Value of vested stock options issued to employees	1,059,888	-	1,059,888
Non-cash financing costs	3,065,293	-	3,065,293
Changes in assets and liabilities:			-
Prepaid expenses and other assets	(17,121)	-	(21,801)
Inventory	-	-	6,250
Deposits	-	-	27,454
Accounts payable	248,493	(171,734)	1,096,632
Accrued expenses	345,727	(506,943)	1,760,528
Accrued clinical trial costs	2,611,356		2,611,356
Accrued legal settlement	60,000	-	1,785,000
Accrued salaries	110,010		110,010
Amounts due to related parties	215,574	228,561	2,043,481

Net cash used in operating activities	(2,321,487)	(1,669,474)	(8,025,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,542)	(89,272)
Increase in patent costs	(48,124)	-	(72,835)
Change in restricted cash	-	-	-
Merger fees and costs	-	-	-
Increase in acquisition deposits	-	-	(2,220,000)
Increase in other deposits	-	-	(40,000)
Increase in capitalized website	-	-	(18,097)

Net cash used in investing activities	(48,124)	(1,542)	(2,440,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	-	(11,941)	-
Payment on contract	-	-	(161,000)
Proceeds from advances - related party	-	1,217,500	4,581,449
Proceeds from advances from stockholders	-	310,000	310,000
Proceeds from issuance of notes payable	550,000	250,000	2,015,000
Proceeds from sale of common stock	825,000	-	1,631,500
Payment of equity offering costs	(57,500)		(57,500)
Proceeds from sale of preferred stock	-	-	885,000
Proceeds from convertible debenture	-	100,000	700,000
Capital contribution	2,500,000	-	3,071,668
Payment of debt issue costs	(280,000)	-	(363,500)
Payments on advances from stockholders	(10,000)	(50,000)	(60,000)
Payments on advances - related party	-	(131,329)	(402,129)

Net cash provided by financing activities	3,527,500	1,684,230	12,150,488

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,157,889	13,214	1,684,580

CASH AND CASH EQUIVALENTS, Beginning of period	526,691	1,169	-

CASH AND CASH EQUIVALENTS, End of period	$1,684,580	$14,383	$1,684,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common shares issued for conversion of debt	$5,396,554	$-	$5,396,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-KSB. The results of the nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year ending March 31, 2007.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $13,319,827 for the nine months ended December 31, 2006 and as of December 31, 2006, the Company had a working capital deficit of $14,757,176 and a stockholder deficit of $14,508,280. In addition, as of December 31, 2006, the Company has not developed a substantial source of revenue.

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

The Company has recently raised $2,500,000 by issuing a convertible debenture and has sold shares of its common stock for gross proceeds of $800,000 and is currently attempting to raise additional financing for operating purposes. The Company is also attempting to partner with a large pharmaceutical company for research and development, marketing and distribution of its product.

The Company requires substantial capital to pursue its operating strategy, including paying for its phase III clinical trials and currently has limited cash for operations. Until the Company can obtain revenues or obtain funding through debt and equity financing sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, the Company will be dependent upon external sources of financing.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
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

As a result of adopting SFAS No. 123R, the Company recognized $1,059,888 in share-based compensation expense for the nine months ended December 31, 2006 related to options granted to employees in May 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.03 per share for the nine months ended December 31, 2006. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the pro forma amounts indicated below for the nine months ended December 31, 2005:

2005
Net loss attributed to common stockholders:
As reported	$(3,362,033)
Compensation recognized under APB 25	—
Compensation recognized under SFAS 123	(579,035)
Pro forma	$(3,941,068)
Basic and diluted loss per common share:
As reported	$(0.13)
Pro forma	$(0.16)

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005: risk-free interest rate of 4.25%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 202%; and a weighted average expected life of the option of 5 years.

Patent Costs

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004. Amortization expense related to these patents for the nine months ended December 31, 2006 and 2005 was $42,461 and $40,399, respectively. Projected amortization expense approximates $54,000, $53,000, $53,000, $53,000 and $53,000, respectively, for each of the five years ended March 31, 2011. The weighted-average life of the remaining patents is approximately 14.9 years.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 19,132,369 and 8,194,167 common equivalent shares outstanding related to the options and warrants at December 31, 2006 and 2005, respectively. In addition, as of December 31, 2006, 508,333 shares of common stock are issuable upon the conversion of the convertible note payable and convertible preferred stock.

NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2006 consisted of the following:

Furniture and fixtures	$73,203
Office equipment	42,120
115,323
Less accumulated depreciation and amortization	(111,770)

$3,553

Depreciation expense for the nine months ended December 31, 2006 and 2005 was $4,866 and $29,146, respectively.

NOTE 4 - ACCRUED LEGAL SETTLEMENTS

Former Landlord

In March 2003, the Company vacated its office space. The landlord then filed suit against the Company in the County of Orange, Superior Court of California, for unpaid rent. In January 2006, this matter was settled and the Company agreed to pay a total of $200,000 over the next year. The Company paid $75,000 in January 2006, leaving $125,000 owing. During the quarter ended December 31, 2006, the Company increased the settlement amount by $60,000 bring the balance due at December 31, 2006 to $185,000. The entire amount was paid in January 2007.

Gryphon Master Fund LP

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments (See Notes 8 and 10) in the Company by Gryphon in September 2003 totaling $1,600,000. The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon. In the event that the Company does not make the payment by April 1, 2007, then the stipulated judgment into which the Company entered with Gryphon provides that Gryphon has the right to enter a judgment of $1,600,000 against the Company with the court upon the Company’s default.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

During the nine months ended December 31, 2006, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock and converted a total of $442,500 worth of preferred stock into 208,333 shares of the Company’s common stock.

As of December 31, 2006, the full $1,600,000 was still due under the settlement agreement.

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

The related parties that were owed funds included Radul Radovich, the Company’s Chairman of the Board of Directors, and several entities owned and controlled by Mr. Radovich. The amounts owed were as follows: Mr. Radovich was owed $952,611 principal along with interest of $127,509, for a total of $1,084,120, which was to be converted to 833,938 restricted shares of the Company’s common stock; St. Petka Trust, a majority shareholder of the Company, and of which Mr. Radovich is the beneficiary and trustor, was owed $1,585,500 principal, along with interest of $211,335, for a total of $1,796,835, which was to be converted to 1,382,180 restricted shares of the Company’s common stock; R and R Holdings, Inc. a Nevada corporation owned by Mr. Radovich, was owed $471,507 principal, along with interest of $62,848, for a total of $534,355, which was converted to 411,042 restricted shares of the Company’s common stock; Silver Mountain Promotions, Inc., a Nevada corporation, owned by Mr. Radovich, was owed $922,103 principal, along with interest of $122,909, for a total of $1,045,012, which was converted to 803,855 restricted shares of the Company’s common stock; R R Development, Inc., a California corporation, owned by Mr. Radovich, was owed $170,000 principal, along with interest of $51,838, for a total of $221,838, which was converted to restricted 170,644 shares of the Company’s common stock. In addition, Mr. Radovich was owed $512,392 for consulting fees, pursuant to a consulting contract with the Company. This amount was converted to 394,147 restricted shares of the Company’s common stock.

NOTE 6 - PROMISSORY NOTES

In June 2005, the Company converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006 and June 30, 2006, respectively, the Company converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of the Company’s common stock. At December 31, 2006, $46,813 of these notes was still outstanding.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

The fair value of these warrants totaling $102,464 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 199%, (3) risk free interest of 4.50% and (4) dividend rate of $0%. The face amount of the note payable of $250,000 was proportionately allocated to the note payable and the warrants in the amount of $177,323 and $72,677, respectively. The amount allocated to the warrants of $72,677 was recorded as a discount on the note payable and is being amortized over the term of the debenture. During the nine months ended December 31, 2006, the Company fully amortized the $72,677 of the discount to interest expense.

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

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000 (See Notes 4 and 9). The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon. In the event that the Company does not make the payment by April 1, 2007, then the stipulated judgment into which the Company entered with Gryphon provides that Gryphon has the right to enter a judgment of $1,600,000 against the Company with the court upon the Company’s default.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

During the nine months ended December 31, 2006, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock and converted a total of $442,500 worth of preferred stock into 208,333 shares of the Company’s common stock.

Tejeda and Tejeda, Inc.

On June 13, 2005, the Company entered into a loan agreement with Tejeda and Tejeda, Inc. in the amount of $100,000. The loan was due on or before the 12-month anniversary and accrued interest at the rate of 10% per annum. The note is personally guaranteed by Mr. Radul Radovich, the Company’s Chairman, and Mr. Chaslav Radovich the Company’s CEO at the time. On the 12-month anniversary, the holder of the note was permitted to convert the loan into shares of the Company’s common stock at $1.75 per shares or at a price equal to a 25% discount to the closing bid price on the day of conversion at maturity. Upon conversion, the loan would be considered paid in full. In July 2006, Tejeda and Tejeda, Inc. elected to convert the note plus accrued interest into 200,000 shares of the Company’s common stock. The Company recognized an additional expense of $91,583 related to the conversion of this note and accrued interest into shares of common stock.

Convertible Bridge Notes.

In July 2006, the Company issued notes payable in the aggregate amount of $250,000 to three investors. The notes bear interest at 5% per month, were due on September 14, 2006, and carried a conversion feature provided the Company completed a larger financing by no later than October 14, 2006. The Company exercised its option to extend the due date to October 14, 2006 and issued to the investors a total of 25,000 warrants The warrants have an exercise price of $1.50 per shares and expire in September 2011. The value of these warrants of $15,307 has been expensed as financing costs. The fair value of these warrants of $15,307 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 199%, (3) risk free interest of 4.50% and (4) dividend rate of $0%. These notes were either converted to equity or repaid as follows: In January 2007, the Company paid $200,000 of the amount owed, plus the interest that had accrued on that portion of the principal. In February 2007, the Company repaid the remaining principal of $50,000 and interest owing at the time of conversion of $13,918.62 with the issuance of 127,838 shares of the Company’s common stock and the grant of 44,744 warrants to purchase shares of the Company’s common stock at $1.00 per share. These warrants expire five years from the date of grant.

Cornell Capital Partners, L.P.

On December 20, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company agreed to issue up to an aggregate principal amount of $3,850,000 of convertible debentures. Of that amount, $2,500,000 was funded on December 20, 2006. Two additional closings of $675,000 each are scheduled to occur as follows: the first upon the Company’s filing of a registration statement with the Securities and Exchange Commission (“SEC”), and the second upon that registration statement being declared effective by the SEC and Shareholder approval to increase the Company’s authorized shares from the current limit of 50,000,000. There is no guarantee that the Company will complete and file a registration statement, or that if filed, there is no guarantee that the SEC will declare the registration statement effective. Further, there is no guarantee that Shareholders will approve the increase in authorized shares.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

The convertible debenture is convertible into shares of the Company common stock determined by dividing the dollar amount being converted by the lower of the fixed conversion price of $0.99 or the market conversion price, defined as 90% of the average of the lowest three daily volume weighted average trading prices per share of the Company’s common stock for the fifteen trading days immediately preceding the conversion date. However, the maximum number of shares that will be issued upon conversion is 77,000,000. The convertible debenture is secured by the assets of the Company and shares of common stock pledged by certain founding shareholders of the Company. The Company, at its option, may redeem the convertible debenture beginning four months after the registration statement has been declared effective by the SEC.

As part of the funding commitment, the Company issued four classes of warrants exercisable on a cash basis that enable Cornell Capital to purchase up to 6,640,602 shares of common stock for an additional $5,500,000: an A Warrant to purchase 1,333,333 shares at $0.75 per share; B Warrant to purchase 1,205,400 shares at $0.8296 per share; C Warrant to purchase 2,343,959 shares at $0.7466 per share; and D Warrant to purchase 1,757,910 shares at $0.9955 per share. The A and B Warrants expire six months following the effective date of the registration and carry forced exercise provisions. The C & D Warrants are non-callable and have a five-year term. The warrants and convertible debenture are subject to certain anti-dilution rights.

These convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the Company does not have enough authorized shares to satisfy the conversion requests if the Company stock were to significantly decrease.  The debt can be converted into common stock at a conversions price that is a percentage of the market price (limited to 77,000,000 shares); therefore the number of shares that could be required to be delivered upon “net-share settlement” is in excess of the Company’s authorized and unissued shares.  As a result, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $1,897,735 on December 20, 2006.  In addition, since the convertible debenture is convertible into shares of common stock in excess of their authorized capital, the Company does not have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction are shown as a liability and have a fair value of $3,667,558 at December 20, 2006.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 137% and expected term of 1 to 5 years.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $1897,735 and $3,667,558, respectively.  The first $2,500,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the convertible debenture and the excess of $3,065,293 has been shown as financing costs in the accompanying statement of operations.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 9 - SENIOR DEBENTURE

On October 26, 2005, the Company issued a senior debenture to the Brad Chisick Trust in the amount of $250,000 that accrues interest at 10% per annum and is due on October 26, 2007. In addition, the Company also issued to the Brad Chisick Trust a warrant to purchase 500,000 shares of the Company’s common stock for $1.75 per shares.

The fair value of these warrants totaling $276,827 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 194%, (3) risk free interest of 4.50% and (4) dividend rate of $0%. The face amount of the senior debenture of $250,000 was proportionately allocated to the senior debenture and the warrants in the amount of $118,635 and $131,365, respectively. The amount allocated to the warrants of $131,365 was recorded as a discount on the senior debenture and is being amortized over the term of the debenture. During the nine months ended December 31, 2006, the Company amortized $49,487 of the discount to interest expense. At December 31, 2006, the balance of the debenture is shown net of unamortized discount of $53,806 in the consolidated balance sheet. In addition, on October 26, 2005, the Company issued to the Brad Chisick Trust 125,000 shares of its common stock valued at $72,500 as pre-payment of the accrued interest on this senior debenture. The prepaid interest will be amortized to interest expense over the two year term of the senior debenture.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000 (See Notes 4 and 8). The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon. In the event that the Company does not make the payment by April 1, 2007, then the stipulated judgment into which the Company entered with Gryphon provides that Gryphon has the right to enter a judgment of $1,600,000 against the Company with the court upon the Company’s default.

During the nine months ended December 31, 2006, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock and converted a total of $500,000 worth of preferred stock into 208,333 shares of the Company’s common stock.
.
NOTE 11 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock of which 1,000 have been designated at Convertible Preferred Stock (see Note 10).

Common Stock

The Company has authorized 50,000,000 shares of $0.001 par value common stock.

Stock Options

The following table summarizes the options outstanding:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2006	1,625,000	$1.74	$374,000
Reclassified from warrants	2,000,000	$1.75
Granted	2,800,000	$1.40
Forfeited/Canceled	(433,333)	$1.58
Exercised	-	-
Outstanding, December 31, 2006	5,991,667	$1.60	$0

The weighted average remaining contractual life of options outstanding is 7.49 years at December 31, 2006. The exercise prices for the options outstanding at December 31, 2006 are as follows:

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

Number of Options	Exercise Price
325,000	$1.00
2,800,000	$1.40
1,666,667	$1.75
1,200,000	$2.00
5,991,667

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

Warrants

As a result of the issuance of the convertible debenture to Cornell Capital (See Note 8) the fair value of all warrant issued to non-employees have been removed from stockholders’ equity and shown as a liability. On December 20, 2006, the fair value of such warrants was $3,545,880. The fair value of these warrants and those issued to Cornell Capital will be adjusted to fair value at each balance sheet date.

The following table summarizes the warrants outstanding:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2006	6,636,767	$1.67	$1,435,630
Transferred to options	(2,000,000)	$1.75
Granted	8,698,102	$0.86
Forfeited/Canceled	-	-
Exercised	(194,167)	$0.01
Outstanding, December 31, 2006	13,140,702	$1.14	$105,000

The weighted average remaining contractual life of warrants outstanding is 3.56 years at December 31, 2006. The exercise prices for the warrants outstanding at December 31, 2006 are as follows:

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

Number of Warrants	Exercise Price
150,000	$0.01
4,597,292	$0.75
1,205,400	$0.83
2,707,910	$1.00
87,500	$1.50
4,192,600	$1.75
200,000	$2.00
13,140,702

NOTE 12 - LITIGATION

Former Leased Office Space: The Company was a defendant in a suit brought by its former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case #03CC02904. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year, of which the Company paid the first $75,000 on January 31, 2006, leaving $125,000 as of that time. The Company has accrued an additional $60,000 related to this matter during the quarter ended December 31, 2006 being the total accrual on that date to $185,000. This amount was paid in full in January 2007.

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

On April 18, 2006, the Company filed an Answer to the Complaint, denying the allegations by Mr. Vekovic. On the same date, the Company also filed a Cross-Complaint for rescission of the consulting agreement, on grounds that Mr. Vekovic made numerous material misrepresentations intended to fraudulently induce the Company to enter the consulting agreement and to issue to Vekovic 112,500 shares of the Company’s common stock registered in a registration statement on Form S-8. Through the Company’s Cross-Complaint, the Company seeks to rescind the consulting agreement and seeks restitution from Mr. Vekovic in an amount no less than the price for which Mr. Vekovic sold the 112,500 shares of the S-8 stock, plus all or some portion of the compensation paid to Mr. Vekovic, given that Mr. Vekovic substantially failed to perform the consulting services which were the subject of the consulting agreement. The Company also seeks to recover attorneys’ fees incurred in the defense of the Complaint and the prosecution of the Company’s Cross-Complaint, pursuant to the attorneys’ fee provision in the consulting agreement.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

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

Europacific Consulting, Inc.  This action was filed on May 23, 2006 in the Supreme Court of New York, County of New York, Case No. 601830/06. Europacific Consulting, Inc. (“Europacific”) is a New York corporation whose sole shareholder and director is Antonio Treminio. Europacific is suing for alleged breach of oral contract and damages of $250,000. Europacific alleges that Cobalis orally engaged Europacific to perform certain services for us, including introductions to potential board members, qualified investors and strategic alliances for our product line. We issued 20,000 shares to Europacific in January 2005, and canceled those shares in May 2005. In October 2006, we settled this case by rescinding our stop order on those 20,000 shares.

Cappello Capital Corp. In March 2005, we entered into an agreement with Cappello Capital Corp. (“Cappello”) for investment banking and related financial services. Pursuant to a financing agreement, we issued 100,000 shares as an initial retainer. We believe that Cappello did not perform per the agreement, but we are currently in discussions with Cappello to attempt to arrive at a settlement, but no settlement can be guaranteed.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2006, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

NOTE 13 - SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2006:

•
On January 11, 2007 the Company paid $169,950 to Advance Botanicals/MDC. This was a re-payment of $150,000 on their $250,000 bridge note plus accrued interest. MDC also agreed to extend the payment for the remaining $100,000 owed to MDC for an additional 60 days in return for an additional 25,000 warrants to purchase the Company’s common stock at $1.00.

•	On January 11, 2007 the Company paid $125,000 to Irwin Geduld. This was a repayment of a $100,000 bridge loan plus accrued interest of $25,000 and represents a full payment of this obligation.

•
On January 11, 2007 the Company paid $75,000 to Steve Geduld. This was a repayment of $50,000 on his $100,000 bridge note plus accrued interest, which represents full payment of this obligation. Also on January 29, 2007 the Company repaid the remaining $50,000 principal plus $1,666.66 in accrued interest.

•	On January 10, 2007 the Company paid $185,000 as final settlement with its former landlord.

•
On February 6, 2007 the Company converted a $50,000 bridge note from Anthony Brent into shares of common stock plus $13,918.62 accrued interest. In satisfaction of that note, the Company issued 127,838 Shares at $0.50 per share, and 44,744 warrants to purchase shares of the Company’s common stock at $1.00 per share. Those warrants expire five years from the date of grant.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $13,319,827 for the nine months ended December 31, 2006 and as of December 31, 2006; we had a working capital deficit of $14,757,176 and a stockholder deficit of $14,508,280. In addition, as of December 31, 2006, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have recently raised $2,500,000 by issuing a convertible debenture and has sold shares of our common stock for gross proceeds of $800,000 and are currently attempting to raise additional debt and equity financing for operating purposes. We are also attempting to partner with a large pharmaceutical company for research and development, marketing and distribution of its product. We require substantial capital to pursue our operating strategy, which includes commercialization of our product and paying for our phase III clinical trials, and we currently have limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs and additional research and development costs necessary to obtain the regulatory approvals for commercialization, we will be dependent upon external sources of financing.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $1,684,580 and prepaid expenses and other current assets of $21,801 December 31, 2006. Our total current assets at December 31, 2006 were $1,706,381. We also had the following long term assets: $3,553 in property and equipment, net; $1,062 in net website development costs; $632,262 represented by net value of our patents; debt issue cost of $275,787 and $12,546 in deposits. Our total assets as of December 31, 2006 were $2,631,591.

Our total current liabilities were $16,463,557 at December 31, 2006, which was represented by accounts payable of $545,629; accrued expenses of $744,339; accrued clinical trials costs of $2,611,356; accrued legal settlements of $1,785,000; accrued salaries of $376,125; warrant liability of $7,186,980; accrued derivative liability of $2,017,315; promissory notes of $46,813; notes payable of $300,000 and convertible notes payable of $850,000.

In June 2005, we converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006 and June 30, 2006, respectively, we converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of our common stock. At December 31, 2006, $46,813 of these notes was still outstanding.

We also had $196,194 represented by a senior debenture and $37,620 represented by a convertible debenture, making our total liabilities $16,485,371, and a convertible preferred stock liability of $442,500. Our liabilities exceeded our assets by $14,508,280.

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

The related parties that were owed funds include Radul Radovich, our Chairman of the Board of Directors, and several entities owned and controlled by Mr. Radovich. The amounts owed were as follows: Mr. Radovich was owed $952,611 principal along with interest of $127,509, for a total of $1,084,120, which was converted to 833,938 restricted shares of our common stock; St. Petka Trust, a majority shareholder of the company, and of which Mr. Radovich is the beneficiary and trustor, was owed $1,585,500 principal, along with interest of $211,335, for a total of $1,796,835, which was converted to 1,382,180 restricted shares of our common stock; R and R Holdings, Inc. a Nevada corporation owned by Mr. Radovich, was owed $471,507 principal, along with interest of $62,848, for a total of $534,355, which was converted to 411,042 restricted shares of our common stock; Silver Mountain Promotions, Inc., a Nevada corporation, owned by Mr. Radovich, was owed $922,103 principal, along with interest of $122,909, for a total of $1,045,012, which was converted to 803,855 restricted shares of our common stock; R R Development, Inc., a California corporation, owned by Mr. Radovich, was owed $170,000 principal, along with interest of $51,838, for a total of $221,838, which was converted to restricted 170,644 shares of our common stock. In addition, Mr. Radovich was owed $512,392 for consulting fees, pursuant to a consulting contract with the company. This amount was converted to 394,147 restricted shares of our common stock.

We have financed our operations primarily through cash generated from related party debt financing as well as issuing a convertible debenture.

Our net cash used by investing activities was $48,124 for the nine months ended December 31, 2006 compared to $1,542 for the nine months ended December 31, 2005. The increase of $46,582 is primarily due to a payment for our patent.

Our net cash provided by financing activities was $3,527,500 for the nine months ended December 31, 2006 compared to net cash provided by financing activities of $1,684,230 for the nine months ended December 31, 2005. The increase of $1,818,270 is primarily due to the issuance of the convertible debenture and the sale of our common stock offset by a reduction in related party advances.

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

In July 2006, we issued notes payable in the aggregate amount of $250,000 to three investors. The notes bear interest at 5% per month and were due on September 14, 2006. We exercised our option to extend the due date to October 14, 2006 and issued to the investors a total of 25,000 warrants. These notes were repaid subsequent to the quarter ended December 31, 2006.

In August 2006, we issued a note payable to MDC Enterprises Ltd. in the amount of $250,000 that accrues interest at 40% per annum and is due on December 29, 2006. In addition, we also issued to MDC Enterprises Ltd. a warrant to purchase 150,000 shares of our common stock for $0.75 per shares.

In September 2006, we issued a note payable in the amount of $50,000 to an investor. The note bears interest at 10% per annum and is payable upon demand.

On December 20, 2006, the we entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which we agreed to issue up to an aggregate principal amount of $3,850,000 of convertible debentures. Of that amount, $2,500,000 was funded on December 20, 2006. Two additional closings of $675,000 each are scheduled to occur as follows: the first upon the Company’s filing of a registration statement with the Securities and Exchange Commission (“SEC”), and the second upon that registration statement being declared effective by the SEC and Shareholder approval of additional authorized shares. There is no guarantee that we will complete and file a registration statement, or that if filed, there is no guarantee that the SEC will declare the registration statement effective. Further, there is no guarantee that Shareholders will approve the increase in authorized shares.

The convertible debenture is convertible into shares of our common stock determined by dividing the dollar amount being converted by the lower of the fixed conversion price of $0.99 or the market conversion price, defined as 90% of the average of the lowest three daily volume weighted average trading prices per share of our common stock for the fifteen trading days immediately preceding the conversion date. The convertible debenture is secured by our assets and shares of common stock pledged by certain founding shareholders. At our option, we may redeem the convertible debenture beginning four months after the registration statement has been declared effective by the SEC.

As part of the funding commitment, we issued four classes of warrants exercisable on a cash basis that enable Cornell Capital to purchase up to 6,640,602 shares of common stock for an additional $5,500,000: an A Warrant to purchase 1,333,333 shares at $0.75 per share; B Warrant to purchase 1,205,400 shares at $0.8296 per share; C Warrant to purchase 2,343,959 shares at $0.7466 per share; and D Warrant to purchase 1,757,910 shares at $0.9955 per share. The A and B Warrants expire six months following the effective date of the registration and carry forced exercise provisions. The C and D Warrants are non-callable and have a five-year term. The warrants and convertible debenture are subject to certain anti-dilution rights.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $1,897,735 on December 20, 2006.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have a fair value of $3,667,558 at December 20, 2006.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 137% and expected term of 1 to 5 years.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $1897,735 and $3,667,558, respectively.  The first $2,500,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the convertible debenture and the excess of $3,065,293 has been shown as financing costs in the accompanying statement of operations.

As a result of the issuance of the convertible debenture to Cornell Capital the fair value of all warrant issued to non-employees have been removed from stockholders’ equity and shown as a liability. On December 20, 2006, the fair value of such warrants was $3,545,880. The fair value of these warrants and those issued to Cornell Capital will be adjusted to fair value at each balance sheet date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

Revenues and Cost of Sales. We had no significant revenues for the three months ended December 31, 2006 and December 31, 2005 as we are undertaking twin Phase III clinical trials in order to obtain FDA approval of PreHistinTM as an over the counter drug. Our net sales were $0, as were our cost of sales and gross loss for the three months ended December 31, 2006, as compared net sales of $0 as were our cost of sales and gross loss for the three months ended December 31, 2005.

Operating Expenses. Our operating expenses for the three months ended December 31, 2006 were $4,586,919 compared to $1,139,272 for the three months ended December 31, 2005. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts. For the three months ended December 31, 2006, this amount was represented by $16,580 in depreciation and amortization; $656,601 in professional fees; $651,607 in salary and wages; $36,003 in rent expense; $2,502,389 in marketing and research; $469,296 in stock option expense; $194,443 in other operating expenses and $60,000 in a legal settlement. This is compared to the three months ended December 31, 2005, where we had $23,262 in depreciation and amortization; $1,003,441 in professional fees; $317,025 in salary and wages; $34,486 in rent expense; $(406,315) in marketing and research; and $167,373 in other operating expenses. Our operating expenses increased during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 principally as a result of an increase in salaries and wages due to the addition of two executives, an increase in marketing and research due to our Phase III clinical trials and an increase in stock option expense related to the adoption of SFAS No. 123R.

Interest expense and financing costs for the three months ended December 31, 2006 were $225,639 compared to $137,502 for the three months ended December 31, 2005. The increase is due the increase in debt in 2006 and the amortization of debt discounts in 2006 offset by no non-registration penalties being accrued during the three months ended December 31, 2006 as compared to penalties of $96,000 during the three months ended December 31, 2005.

The convertible debenture financing costs relate to the excess of the fair value of the beneficial conversion feature and the warrants over the face amount of the convertible debt.

The change in the fair value in the warrant and accrued derivative liabilities relates to the change in the value of the detachable warrants and beneficial conversion feature issued in connection with the convertible debentures and convertible preferred stock.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2005

Revenues and Cost of Sales. We had no significant revenues for the nine months ended December 31, 2006 and December 31, 2005 as we are undertaking clinical development in order to obtain FDA approval of PreHistinTM as an over the counter drug. Our net sales were $0, as were our cost of sales and gross loss for the nine months ended December 31, 2006, as compared net sales of $0 as were our cost of sales and gross loss for the nine months ended December 31, 2005.

Operating Expenses. Our operating expenses for the nine months ended December 31, 2006 were $9,703,638 compared to $2,734,986 for the nine months ended December 31, 2005. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts. For the nine months ended December 31, 2006, this amount was represented by $47,857 in depreciation and amortization; $2,224,275 in professional fees; $1,755,239 in salary and wages; $136,282 in rent expense; $3,801,753 in marketing and research; $1,059,888 in stock option expense; $618,344 in other operating expenses and $60,000 in a legal settlement. This is compared to the nine months ended December 31, 2005, where we had $69,545 in depreciation and amortization; $1,961,801 in professional fees; $495,245 in salary and wages; $103,409 in rent expense; $(350,999) in marketing and research; and $455,985 in other operating expenses. Our operating expenses increased during the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 principally as a result of an increase in salaries and wages due to the addition of two executives, an increase in marketing and research due to our Phase III clinical trials and an increase in stock option expense related to the adoption of SFAS No. 123R. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the measurement date.

Interest expense and financing costs for the nine months ended December 31, 2006 were $457,774 compared to $545,869 for the nine months ended December 31, 2005. The decrease is due to no non-registration penalties being accrued during the nine months ended December 31, 2006 as compared to penalties of $192,000 during the nine months ended December 31, 2005 offset by the increase in debt in 2006 and the amortization of debt discounts in 2006.

The convertible debenture financing costs relate to the excess of the fair value of the beneficial conversion feature and the warrants over the face amount of the convertible debt.

The change in the fair value in the warrant and accrued derivative liabilities relates to the change in the value of the detachable warrants and beneficial conversion feature issued in connection with the convertible debentures and convertible preferred stock.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next twelve months, we plan to continue moving forward with the completion of the Phase III clinical trials of our planned allergy prevention product, PreHistinTM, followed by submission by the end of the third quarter of 2007 of a new drug application (“NDA”) to the FDA for marketing approval of PreHistinTM as an over-the-counter allergy medication. Once the NDA is filed, we hope to receive approval from the FDA within twelve months enabling market launch in the United States of the product. We do not anticipate generating product sales within the next twelve months. However, if results from our twin Phase III trials are compelling, we may be successful in generating licensing revenue from a potential pharmaceutical partner.

In addition to seeking approval from the FDA for the primary indication of seasonal allergic rhinitis (hay fever) for PreHistinTM, we may conduct additional studies to validate the viability of approval for supplemental indications and alternative delivery mechanisms. The tests will be a combination of clinical trials and laboratory analyses.

As of December 31, 2006, we had cash and equivalents of $1,684,580. To fully execute our business plan for the next 12 months, we will need to raise additional funds in order to complete the Phase III clinical trials, submit the PreHistinTM application to the United States FDA, and execute a licensing agreement or otherwise launch the PreHistinTM product. There is no assurance that these funds will be raised. Other than the funds already received from Cornell Capital, we have no ongoing source of working capital.

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

In January 2006, we were notified by the FDA that the marketing approval process for PreHistinTM would be conducted within the FDA by the Office of Nonprescription Products, the branch of the FDA which handles over-the-counter drug products. Previously the Division of Pulmonary and Allergy Drug Products had handled our approval process (IND number 68,994). We believe this is a positive development since, as an FDA-approved over-the-counter drug, PreHistinTM would not require a doctor's prescription, thus making consumer purchases easier, faster and more convenient.

In April 2006, we submitted a protocol to the FDA (Protocol DF0107) for a Phase III study on ragweed sensitive seasonal allergy patients in the central and eastern United States. In June 2006 the FDA notified us by letter regarding that protocol stating that our two proposed study designs were “acceptable”. From the time we had submitted Protocol DF0107 for review by the FDA in early April 2006, until June 2006, the protocol had changed with the following notable exceptions:

•
There are two study arms in two studies (Protocol RA3333 and Protocol RA55555), one with a placebo lozenge BID and one with a 3.3mg cyanocobalamin lozenge BID. Each arm in each study is between 312 and 500 patient-volunteers.

•
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

We commenced these studies in July 2006 and, if they are successful, we anticipate using them in conjunction with our Mt. Cedar study as the primary basis for submitting an application to FDA for marketing approval.

The new study design calls for two simultaneously conducted Phase III clinical trials, each comprised of one placebo arm and one active arm receiving 3.3 mg of sublingual PreHistinTM administered twice daily for the six weeks of the study. In July 2006, we conducted the double-blind, placebo-controlled trials will be conducted at 23 sites throughout the United States during the Ragweed allergy season. The trials utilized electronic diary records to assess improvement in the severity of nasal allergy symptoms. A total of 1,551 patients were randomized into the twin studies to receive either placebo or PreHistinTM for three weeks prior to the onset of the allergy season, and for an additional three weeks into the season. The patients’ dosing regimens were completed in October 2006.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Former Leased Office Space: The Company was a defendant in a suit brought by its former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case #03CC02904. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year, of which the Company paid the first $75,000 on January 31, 2006. The Company has accrued an additional $60,000 related to this matter during the quarter ended December 31, 2006 being the total accrual on that date to $185,000. This amount was paid in full in January 2007.

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

On April 18, 2006, the Company filed an Answer to the Complaint, denying the allegations by Mr. Vekovic. On the same date, the Company also filed a Cross-Complaint for rescission of the consulting agreement, on grounds that Mr. Vekovic made numerous material misrepresentations intended to fraudulently induce the Company to enter the consulting agreement and to issue to Vekovic 112,500 shares of the Company’s common stock registered in a registration statement on Form S-8. Through the Company’s Cross-Complaint, the Company seeks to rescind the consulting agreement and seeks restitution from Mr. Vekovic in an amount no less than the price for which Mr. Vekovic sold the 112,500 shares of the S-8 stock, plus all or some portion of the compensation paid to Mr. Vekovic, given that Mr. Vekovic substantially failed to perform the consulting services which were the subject of the consulting agreement. The Company also seeks to recover attorneys’ fees incurred in the defense of the Complaint and the prosecution of the Company’s Cross-Complaint, pursuant to the attorneys’ fee provision in the consulting agreement.

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

Europacific Consulting, Inc.  This action was filed on May 23, 2006 in the Supreme Court of New York, County of New York, Case No. 601830/06. Europacific Consulting, Inc. (“Europacific”) is a New York corporation whose sole shareholder and director is Antonio Treminio. Europacific is suing for alleged breach of oral contract and damages of $250,000. Europacific alleges that Cobalis orally engaged Europacific to perform certain services for us, including introductions to potential board members, qualified investors and strategic alliances for our product line. We issued 20,000 shares to Europacific in January 2005, and canceled those shares in May 2005. In October 2006, we settled this case by rescinding our stop order on those 20,000 shares.

Cappello Capital Corp. In March 2005, we entered into an agreement with Cappello Capital Corp. (“Cappello”) for investment banking and related financial services. Pursuant to a financing agreement, we issued 100,000 shares as an initial retainer. We believe that Cappello did not perform per the agreement, but we are currently in discussions with Cappello to attempt to arrive at a settlement, but no settlement can be guaranteed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2006, we issued the following shares of our unregistered common stock:

·	1,000,000 shares with registration rights issued to Chaim Stern for cash of $500,000;

·	150,000 shares with registration rights issued to Irina Aronson and Yuly Aronson Irrevocable Trust for cash of $75,000;

·	50,000 shares issued to John Bridle for cash of $25,000; and

·	50,000 shares issued to Robert Stillwagon for cash of $25,000.

The proceeds were used for working capital and for funding our clinical trials.

We also issued these shares:

·	20,000 shares issued to Norman Rest for rent value at $19,600;

·	100,000 shares issued to Chaslav Radovich for compensation valued at $99,000;

·	200,000 shares issued to Gerald Yakatan for compensation value at $198,000;

·	20,000 shares issued to Jaffoni & Collins for services valued at $20,200;

We did not receive any proceeds from the issuance of these shares; these shares were all issued in lieu of repaying our employees, consultants, advisors, and as the case may be, creditors, in cash

These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. The securities were issued to our employees, officers, directors, creditors, consultants, advisors, and existing shareholders, who by virtue of those relationships, we believe were familiar with our business, and were able to assess the risks and merits of the investment.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

APPOINTMENT AND RESIGNATION OF PRINCIPAL OFFICERS AND DIRECTORS.

On February 14, 2007, Dr. Lawrence May and Messrs. Chaslav Radovich and Ernest Armstrong resigned as members of the board of directors of Cobalis Corp., a Nevada corporation ("Registrant"). Mr. Radovich will continue to serve as the Registrant’s President and Secretary, and Mr. Armstrong will continue to serve as the Registrant’s Chief Scientific Officer. Dr. May and Mr. Armstrong have served as members of the Registrant’s board of directors since December 2004, and Mr. Radovich has served as a director since 2003. Chaslav Radovich resigned his position as a director under the condition that in the event that Chaslav Radovich’s father, Mr. Radul Radovich, currently the chairman of the Registrant’s board of directors, leaves or is removed from office for any reason, Mr. Chaslav Radovich will be appointed as director and as chairman of the board. The resignations were not the result of any disagreement with the policies or practices of the Registrant.

On the same date, the Registrant appointed Mr. Thomas H. Silberg, Ms. Ellen McDonald and Mr. S. Wayne Kay as members of its board of directors. The Registrant has agreed to issue each newly appointed director 50,000 options to purchase shares of the Registrant’s common stock at $1.00 per share. These options will vest over three years and expire after five years.

The following are the biographies of the new directors:

S. Wayne Kay, 56. From 2005 to the present, Mr. Kay has served as an executive advisor to the management and boards of several early-stage companies as a self employed consultant, including a life sciences tool company, a company developing a non-invasive cardiac output measurement device, a clinical chemistry reagent medical device company and similar enterprises.  From 2001 to 2004, Mr. Kay was the president, chief executive officer and director of Quidel Corporation in San Diego, California, initially serving as chief operating officer in 2001. Prior to that, from 1999 through 2000, Mr. Kay was the senior vice president and officer of Neoforma.com, with offices in Santa Clara, California and Washington D.C.  From 1994 to 1999, he was the president, chief executive officer and director of Health Industry Distributors Association, (HIDA) in Alexandria, Virginia.  Prior to that, he was president, chief executive officer and director of Enzymatics, Inc. from 1989 to 1994, and president of SmithKline Diagnostics, Inc. in San Jose, California, a division of SmithKline Beecham Corporation, from 1982 to 1989.  Mr. Kay earned his bachelor of science in business administration in 1978 from the University of San Francisco, and his masters of business administration from Pepperdine University in 1982.  Mr. Kay also serves on the board of directors of HIDA, in Alexandria, Virginia, and of iMedical Devices, Inc., in Los Altos, California and Cyntellect, Inc., in San Diego, California. Mr. Kay is not an officer or director of any other reporting company.

Ellen McDonald, 45. From 2005 to the present, Ms. McDonald has served as the senior vice president business operations for Chugai Pharma USA, LLC, which is a foreign issuer listed on the Over-the-Counter Pink Sheets as CHGCF.PK. From 2004 to 2005, she was self-employed as a strategic commercialization consultant for small to mid-sized biotechnology, pharmaceutical and medical device companies. From 2001 to 2004, Ms. McDonald was the senior vice president for cardiovascular marketing and medical with Bristol-Myers Squibb. From 1989 to 2001, she held positions of increasing responsibility with Johnson & Johnson, Inc. In 1999, she assumed the role of vice president, oncology franchise for Ortho Biotech Inc., which at the time was Johnson & Johnson’s largest pharmaceutical franchise. Ms. McDonald served on active duty with the U.S. Army Military Police Corps from 1984 to 1989, achieving the rank of captain. Ms. McDonald earned her bachelor’s of science degree in general engineering from the U.S. Military Academy at West Point in 1984, and her masters of business administration from Columbia University in 1996. Ms. McDonald is not an officer or director of any other reporting company.

Thomas H. Silberg, 60. In May 2006, Mr. Silberg became the executive vice president for operations for Abraxis Bioscience, Inc. a company listed on NASDAQ under the symbol ABBI, and in September 2006, was appointed as the president of Abraxis Pharmaceutical Products, with offices in Chicago and Los Angeles. From 2004 to 2005, Mr. Silberg has served as the chief operating officer of Tercica Inc., located in South San Francisco, which is a biopharmaceutical company listed on NASDAQ under the symbol TRCA. From 2001 to 2003, Mr. Silberg was the executive vice president and chief operating officer for Ligand Pharmaceuticals, Inc., and from 2000 to 2001, its senior vice president for commercial operations. From 1972 to 2000, he was with Hoffmann La-Roche Inc. in increasingly responsible positions, finally serving as its vice president for business operations from 1994 to 1999. Mr. Silberg earned his bachelor’s degree in marketing and advertising from the University of Minnesota in 1972. He also attended programs in Management at Harvard in 1992 and in Finance at Wharton in 1986. In the past, he also served as a member of the Licensing Executive Society, the Biotechnology Industry Organization, a member of the Medi-Promotions Board of directors, the American Society of Health-Systems Pharmacists Commission on Goals, the University of Southern California, Center of Excellence in Health Management Executive Board and several Hoffman-LaRoche organizations. Mr. Silberg is not an officer or director of any other reporting company.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 16, 2007 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gerald Yakatan 2445 McCabe Way, Suite 150 Irvine, CA, 92614	612,500 shares (1) Chief Executive Officer and Director	1.7%
Common Stock	Thomas Stankovich 2445 McCabe Way, Suite 150 Irvine, CA, 92614	428,070 shares (2) Director	1.2%
Common Stock	Chaslav Radovich 2445 McCabe Way, Suite 150 Irvine, CA, 92614	1,184,934 shares (3) President, Secretary	3.3%
Common Stock	Radul Radovich 46 Calle Fresno San Clemente, CA, 92672	10,076,528 shares (4) Chairman of the Board of Directors	28.1%
Common Stock	Ernest Armstrong 2445 McCabe Way, Suite 150 Irvine, CA, 92614	251,967 shares (5) Chief Scientific Officer	0.7%
Common Stock	Kevin Prendiville 2445 McCabe Way, Suite 150 Irvine, CA, 92614	506,480 shares (6) Director	1.4%
Common Stock	Kevin Pickard 445 McCabe Way, Suite 150 Irvine, CA, 92614	30,000 shares (7) Interim Chief Financial Officer and Treasurer	0.1%

Common Stock	St. Petka Trust 46 Calle Fresno San Clemente, CA 92672	7,417,736 shares (4)	20.7%
Common Stock	Silver Mountain Promotions 6446 Silver Dawn Lane Las Vegas, NV, 89118	848,688 shares (4)	2.4%
Common Stock	R and R Holdings 46 Calle Fresno San Clemente, CA, 92672	411,375 shares (4)	1.2%
Common Stock	R & R Development 46 Calle Fresno San Clemente, CA, 92672	170,644 shares (4)	0.5%
Common Stock	Gene Pharmaceuticals 2445 McCabe Way, Suite 150 Irvine, CA, 2614	1,449,087 shares (8)	4.0%
Common Stock	James Hammer 2537 Red Arrow Drive Las Vegas, NV 8913	3,294,643 shares (9)	9.2%
Common Stock	Thomas H. Silberg 2445 McCabe Way, Suite 150 Irvine, CA, 2614	No shares (10)	0%
Common Stock	Ellen McDonald 2445 McCabe Way, Suite 150 Irvine, CA, 2614	No shares (10)	0%
Common Stock	S. Wayne Kay 2445 McCabe Way, Suite 150 Irvine, CA, 2614	No shares (10)	0%
Common Stock	Officers and directors as a group	14,539,566 shares	40.6%
______________________________
(1)	Dr. Yakatan also owns 1,000,000 options to purchase shares of our common stock at $1.40 per share which were granted on May 15, 2006, vest over three years, and expire on May 15, 2016.
(2)
Thomas Stankovich was granted 1,000,000 options to purchase shares of our common stock at $1.75 per share, which were granted in November 2006 to replace warrants he was granted while serving as one of our officers. Of those options, 666,667 vested by the date of his resignation in December 2006. He was to receive a total of 1,000,000 options pursuant to his employment agreement, though he is no not entitled to the unvested options after he left his employment with us. These options expire in November 2016.

(3)
Chaslav Radovich owns 1,140,934 shares individually and is the custodian of the 44,000 shares owned by Milena Radovich, his minor child. Mr. Radovich also owns 1,500,000 options to purchase shares of our common stock at $1.40 per share, which were granted on May 15, 2006 and vest over three years. These options expire on May 15, 2016.

(4)
Radul Radovich and his spouse are the beneficiaries of the St. Petka Trust, which owns 7,417,736 shares. Radul Radovich is also the Trustor of St. Petka Trust. Radul Radovich also owns R and R Holdings, which holds 411,375 shares of our common stock. Radul Radovich also owns R&R Development, which holds 170,644 shares. Radul Radovich also owns Silver Mountain Promotions, which holds 848,688 shares of our common stock.

(5)
Ernest Armstrong owns 245,063 shares individually, 550 shares owned jointly with his parent, has beneficial ownership of 3,000 shares owned jointly by Mr. Armstrong’s spouse and Mr. Armstrong’s parent, and 3,354 shares owned jointly with his spouse. Mr. Armstrong is also anticipated to receive 2,200,000 options to purchase shares of our common stock at $2.00 per share expiring seven years from the dates of grants, including 1,200,000 options from us and 1,000,000 options to purchase shares owned by St. Petka Trust.

(6)
Kevin Prendiville owns 100,000 shares directly and is one of the trustees of the Prendiville Revocable Trust which owns 402,840 shares; he also owns 3,640 shares as custodian for his minor child. Dr. Prendiville also owns 333,000 warrants to purchase shares of our common stock at $1.75 per share, which were granted and vested on October 24, 2005 and expire on October 24, 2010.

(7)
Kevin Pickard was appointed as our interim CFO and treasurer in December 2006. He holds 100,000 warrants to purchase shares of our common stock for $1.75 per share; of those, 50,000 warrants expire on September 7, 2009 and 50,000 warrants expire on July 29, 2010. Those warrants were issued while Mr. Pickard served as our consultant.

(8)	Mr. Armstrong is a majority owner and managing member of Gene Pharmaceuticals, LLC, which owns 1,449,087 shares.
(9)
James Hammer owns 1,177,143 shares individually, 360,000 owned by immediate family members who share his household, 107,500 shares owned jointly with his spouse and 1,650,000 shares owned by the Hammer Family Trust.

(10)
Thomas H. Silberg, Ellen McDonald and S. Wayne Kay were appointed as directors in February 2007. Each is anticipated to receive 50,000 options to purchase shares of our common stock with an exercise price of $1.00 per share. Those options will vest over three years and expire after five years.

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

Item 6. Exhibits

Regulation S-B Number	Exhibit
17.1	Letter of Resignation for Dr. May
17.2	Letter of Resignation for Mr. Radovich
17.3	Letter of Resignation for Mr. Armstrong
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company (5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company (5)
32.1	Section 906 Certification by Chief Executive Officer (5)
32.2	Section 906 Certification by Chief Financial Officer (5)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBALIS CORP.

Date: February 16, 2007	By:	/s/ Gerald Yakatan
Gerald Yakatan
Principal Executive Officer, Director

Date: February 16, 2007	By:	/s/ Chaslav Radovich
Chaslav Radovich
President, Secretary

Date: February 16, 2007	By:	/s/ Kevin Pickard
Kevin Pickard
Chief Financial Officer, Treasurer