Form 10KSB
period 2007-03-31
Cobalis Corp
filed 2007-07-16
CIK 1166414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to

Commission File Number: 000-49620

Cobalis Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1868007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2445 McCabe Way, Suite 150, Irvine, California 92614
(Address of principal executive offices)

(949) 757-0001
(Issuer’s Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of June 14, 2007 there were 40,372,555 shares of the issuer's $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒.

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of July 13, 2007, approximately $5,072,156.51.

Documents incorporated by reference.  There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):   ☐ Yes  ☒ No

PART I

Item 1. Description of Business.

Cobalis Corp. (“We”, “Cobalis” or the “Company”) is a development stage company. We are a specialty pharmaceutical company that has been focused on the development and FDA approval of PreHistinTM, a patented, over-the-counter drug product candidate intended to treat seasonal allergy suffers. Our recently completed twin Phase III trials were inconclusive.  If these trials had been successful, we had intended to file an NDA in the second half of 2007 with the FDA for marketing over-the-counter to seasonal allergy suffers.

We are currently reviewing our PreHistinTM  clinical trial data and are considering marketing strategies for PreHistinTM to determine if we will  pursue additional clinical trials in seasonal allergies, investigate PreHistinTM for other indications, or undertake alternative strategies, including a national and global marketing strategy. PreHistinTM has indications for other atopic allergic diseases including atopic migraine, atopic dermatitis, food allergies and atopic asthma. However, we have not studied any other applications beyond seasonal allergies.

Our Corporate Background. We were incorporated in Nevada in 1997 as Aztec Ventures, Inc., and later changed our name to Togs for Tykes, Inc., while pursuing our former business plans. In 2003, we took the name Biogentech Corp. when we acquired BioGentec Inc. (“BioGentec”) as our wholly-owned operating subsidiary and adopted BioGentec’s business at that time. BioGentec was incorporated in Nevada on November 21, 2000. We took our current name, Cobalis Corp., in 2004. From 1989 through 2000, Gene Pharmaceuticals, LLC (“Gene Pharmaceuticals”) sponsored the initial clinical research and wrote the patents that we own. In November 2000, BioGentec purchased those patents from Gene Pharmaceuticals, though the patents could revert to Gene Pharmaceuticals’ ownership if any future royalty payments that may come due are defaulted on. Mr. Armstrong, our chief scientific officer and formerly one of our directors was the managing member and controlling owner of Gene Pharmaceuticals until January 2007. We subsequently adopted all of BioGentec’s activities, operations, liabilities and assets, and BioGentec was dissolved in 2006.

Our Product Candidate. PreHistinTM is intended to become the first medication aimed specifically at rectifying imbalances in the immune system that trigger the over-production of allergy symptom-causing substances, including histamine. By preventing or reducing the over-production of histamine before it is released, we believe PreHistinTM represents a novel and compelling alternative to the standard “antihistamine” approach to treating allergic disease. PreHistinTM is in Phase III development for its initial indication for seasonal allergies.

PreHistinTM is a sublingual lozenge containing 3.3 mg of cyanocobalamin that is absorbed through the buccal membrane, allowing direct introduction of the active ingredient into the bloodstream. In this manner, we believe that PreHistinTM is distinguished from orally-ingested cyanocobalamin which first passes through the digestive tract before the active ingredient is systemically available. As described below, the active ingredient in PreHistinTM has been shown to reduce nasal symptoms without the drowsy, sedating side-effects associated with many other allergy medications.

As an easy-to-use sublingual lozenge, we believe that PreHistinTM provides a patient-friendly alternative to unwelcome injections as well as to powerful antihistamines that can often cause unwanted drowsiness and other uncomfortable effects. We have formulated the PreHistinTM lozenge to be dissolved under the tongue twice daily prior to the beginning of the allergy season.

We completed a clinical study in October 2005 with 714 patients. The results of this clinical trial showed that pre-seasonal treatment with PreHistinTM reduced Mt. Cedar allergy symptoms compared with a placebo. In July 2006, we commenced twin pivotal Phase III clinical trials required by the FDA. These studies were conducted as a placebo-controlled, double-blind study with 1,551 seasonal ragweed allergy sufferers.  On July 6, 2007, we reported preliminary top-line results which showed that PreHistinTM did not achieve statistically significant results versus placebo in either trial, and that low ragweed pollen counts may have been the cause for lack of symptomology expressed by placebo patients, rendering the trials inconclusive as to the effect, or lack of effect, of PreHistinTM  compared to placebo.  We are planning to continue the regulatory quest for FDA approval for allergic rhinitis, but will also consider alternative marketing and partnering strategies.

PreHistinTM is patented in the United States, the European Union and Australia; and has pending patents in other countries. The patents we rely on were purchased from Gene Pharmaceuticals and cover the use of cobalamins for atopic (allergic) diseases, such as seasonal and year-round allergies, asthma, dermatitis, and atopic migraine. Mr. Armstrong, our chief scientific officer and formerly one of our directors, was the managing member and controlling owner of Gene Pharmaceuticals until January 2007. Ownership of the patents could revert to Gene Pharmaceuticals if future royalty payments are not made when they come due.

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

Current modes of over-the counter allergy treatments focus on blocking the action of histamine after it is released. It is believed that PreHistinTM may rebalance certain cells in the immune system so that their ratio is similar to that of a non-allergic individual. This intervention in the immune system comes at a point in the cascade before the release of histamine, hence we have coined the term “prehistamine”, use the phrase “The World’s First Prehistamine”, and call the product “PreHistinTM.”

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

Our Manufacturing. We engaged Advanced Botanicals Ltd., a certified good manufacturing practices ("GMP") manufacturer, to produce the Phase III trial medications. We believe that the manufacturer selected is FDA approved and able to accommodate the anticipated demand. There is no guarantee that the manufacturer will continue to meet our requirements, but we believe we could identify and engage alternate sources of manufacturing capacity in the event we needed to do so. Each active lozenge contains 3300 mcg (3.3 mg) of pharmaceutical grade cyanocobalamin.

Our Patent Purchase Agreement. In 2000, we purchased the patents underlying our principal product (formerly known as "Immun-Eeze"), along with pending international patent applications, and certain other tangible assets and related trademarks, copyrights and customer lists (“operating assets”) from Gene Pharmaceuticals for $150,000 plus royalties, including royalties tied to future sales. Ernest Armstrong, our chief scientific officer and, from 2004 to 2007, one of our directors, was the managing member of Gene Pharmaceuticals.

In August 2002, the parties agreed to postpone the payment of royalties in exchange for 250,000 options to purchase shares of our common stock at $1.10 per share. These options were never granted; in December 2002, the parties agreed to supersede the terms of the August 2002 addendum by amending the original agreement to include an additional issuance of 2,000,000 shares of our common stock to Gene Pharmaceuticals of BioGentec's (i.e. Cobalis’) common stock at $2.00 per share, plus royalties of 1.5% of gross sales of products.

In February 2004, the parties agreed that a “Revised Asset Purchase Agreement” would provide for the following: we would grant Mr. Armstrong 1,000,000 options to purchase shares of our common stock at $2.00 per share, expiring seven years from the date of the revised agreement; the grant by St. Petka Trust to Mr. Armstrong the option to purchase 1,200,000 shares of our common stock held by St. Petka at $2.00 per share, expiring seven years from the date of the revised agreement; Gene Pharmaceuticals LLC’s agreement to remove the antidilution clause from the Memorandum of Agreement in exchange for the issuance of 20,000 shares; the 1.5% royalty shall be amended to include a survivability clause; Mr. Armstrong is to be employed by us at an annual salary of $100,000, and annual bonuses. The specific terms have been finalized and in that regard, the Revised Asset Purchase Agreement is currently being drafted. However, in the event that we do not pay royalties accruing pursuant to these agreements, then ownership of the patents could revert to Gene Pharmaceuticals.

In November 2006, and pursuant to the requirements of our funding arrangement with Cornell Capital, as described herein, Gene Pharmaceuticals affirmed our right to assign our operating assets to Cornell Capital to secure our agreements with Cornell Capital, as memorialized in an asset pledge statement executed by Gene Pharmaceuticals. If we default on our agreements with Cornell Capital, ownership of all our assets, including these operating assets, is subject to transfer to Cornell Capital.

Our Channels of Distribution. We may license PreHistinTM to a large pharmaceutical company or, alternatively, we may retain the rights to PreHistinTM and collaborate with a large pharmaceutical distributor or pursue other marketing alternatives, partnerships or channels. There are a number of established distributors in the U.S. healthcare market with the capability to distribute over-the-counter drugs.  There are also other marketing, manufacturing and distribution strategies and marketing channels with potential for distributing PreHistinTM. We currently do not have an agreement with a pharmaceutical company or any distributor, or other marketing partner.

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

Our patents cover the use of cobalamins for allergic diseases, referred to as atopic, such as seasonal and year-round allergies, asthma, dermatitis, and atopic migraine. The patents are:

Granted Patents:

Country	Patent No.	Title	Exp. Date
United States	6,255,294	“Cyanocobalamin Treatment in Allergic Disease”	12/28/19
United States	5,135,918	“Method for Reducing Reagenic Antibody Levels (IgE)”	08/04/09
Australia	771,728	“Cyanocobalamin Treatment in Allergic Disease”	12/28/19
European Union	1128835	“Cyanocobalamin Treatment in Allergic Disease”	12/28/19
Mexico	Allowed	“Cyanocobalamin Treatment in Allergic Disease”	12/28/19

Pending Patents:

Country	Application No.	Title
Canada	2,358,054	“Cyanocobalamin Treatment in Allergic Disease”
Japan	P2002-533399A	“Cyanocobalamin Treatment in Allergic Disease”

Although we believe that the subject matter covered by our patents and pending patent applications purchased from Gene Pharmaceuticals, LLC has been developed independently and does not infringe on the patents of others, there can be no assurance that the technology does not and will not infringe on the patents of others. In the event of infringement, we could, under certain circumstances, be required to modify the infringing product or process or obtain a license. There can be no assurance that we would be able to do either of those things in a timely manner or at all, and failure to do so could harm us and our business. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce a patent infringement or proprietary rights violation action or to defend ourselves against such actions brought by others. If any of the products or processes we developed infringe upon the patent or proprietary rights of others, we could, under certain circumstances, be enjoined or become liable for damages, which would harm our business.

Trademarks. We currently use or propose to use the trademarks or trade names “Cobalis,” “PreHistin,” “Pre-Histamine,” “The World’s First PreHistamine” and “Prevahist” to distinguish our brands from others. We hope to obtain registration for our trademarks for our product candidates in the future. Current status of trademark applications:

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

Our Websites. We have developed a corporate site, www.cobalis.com, targeted to the corporate and health professional community that describes the science behind our flagship allergy prevention product, PreHistinTM. In addition, the site contains information that we believe is of value to the consumer, the allergy sufferer. We intend to update the site to include the latest news and information about PreHistinTM.

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

Our primary goal has been to obtain regulatory marketing approval for PreHistinTM as an over-the-counter drug for seasonal and year-round allergies in the United States and abroad. The FDA has indicated that there is no distinction in the over-the-counter environment between seasonal allergies and year-round allergies. However, our clinical trials have been conducted with seasonal allergy sufferers, so even if our trials were successful, and PreHistinTM subsequently received marketing approval, there would be no assurance that we would be able to market for an indication in perennial allergies.

We have correspondence from the FDA that suggests that our molecule can be used chronically and that there is no differentiation between perennial and seasonal allergies in the OTC category.  In addition, FDA has written to us that they have no safety concerns with systemic use of cyanocobalamin, and the USDA has indicted that there are no upper dosage limits for cyanocobalamin.

In 2004, we sponsored a 714-patient double-blind, placebo-controlled, multi-center randomized study on allergy sufferers sensitive to Mt. Cedar in Central Texas to test various PreHistinTM regimens of 3.3 mg cyanocobalamin lozenges BID for reducing the severity of allergy symptoms (Protocol SP1027). In October 2005, we reported results of this trial. The statistical analysis employed to evaluate the results utilized a modified intent to treat and an ANOVA (ANalysis Of VAriance) model to determine the treatment effects for the four arm study, and certain assumptions used were not specified in the statistical analysis plan (SAP). Although we believe that the data resulting from this clinical trial demonstrated that patients who were administered PreHistinTM showed a statistically significant reduction of allergy symptoms when the modified analysis was applied, the data most likely will be viewed by the FDA as supportive data and not as pivotal Phase III results required to secure approval.

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

In April 2006, we submitted a protocol to the FDA (Protocol DF0107) for a Phase III study on ragweed sensitive seasonal allergy patients in the central and eastern United States. In June 2006 the FDA notified us by letter regarding that protocol stating that our two proposed study designs were “acceptable”. From the time we had submitted Protocol DF0107 for review by the FDA in early April 2006, until June 2006, the protocol had changed with the following notable exceptions:

•
There are two study arms in two studies (Protocol RA3333 and Protocol RA5555), one with a placebo lozenge BID and one with a 3.3mg cyanocobalamin lozenge BID. Each arm in each study is between 312 and 500 patient-volunteers.

•
Patients are to keep symptom diaries for 10 consecutive weeks. Patients are to receive a bottle of nasal saline, ocular saline and a supply of loratadine 10 mg sufficient for them to take, if required, from Week 7 to Week 10. (As with the prior protocol, the patients are to use the study medication from Week 1 to Week 6, with Weeks 4, 5 and 6 being the primary endpoint.)

In June 2006, we announced that we intended to initiate two identical, Phase III clinical trials of our anti-allergy medication PreHistinTM in patients with seasonal allergic rhinitis. The randomized, double blind, placebo-controlled studies are intended to assess the efficacy, overall safety and tolerability of our flagship drug PreHistinTM to prevent the onset and reduce the severity of ragweed allergy symptoms. We commenced these studies in July 2006 with the intention of using them in conjunction with our Mt. Cedar study as the primary basis for submitting an application to FDA for marketing approval

The new study design called for two simultaneously conducted Phase III clinical trials, each comprised of one placebo arm and one active arm receiving 3.3 mg of sublingual PreHistinTM administered twice daily for the six weeks of the study. In July 2006, we conducted the double-blind, placebo-controlled trials will be conducted at 23 sites throughout the United States during the Ragweed allergy season. The trials utilized electronic diary records to assess improvement in the severity of nasal allergy symptoms. A total of 1,551 patients were randomized into the twin studies to receive either placebo or PreHistinTM for three weeks prior to the onset of the allergy season, and for an additional three weeks into the season. The patients' dosing regimens were completed in October 2006.

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

In late May 2007 we delayed reporting preliminary top-line analyses from the ragweed trials due to observed data inconsistencies. To evaluate whether these inconsistencies were sufficient to represent a systematic error that could affect the outcome of the analyses, we engaged an expert external consultant to conduct an audit of the electronic diary database. The study audit found that the electronic diary system functioned correctly and the diary data entered by the patients were correct. The inconsistencies noted earlier proved to be primarily human errors that were corrected and did not alter the study outcomes.

On July 6, 2007 we reported that the preliminary top-line results  showed PreHistinTM did not achieve statistically significant differences from placebo in the primary measure of efficacy, the reduction in total nasal symptom score (TNSS).  Importantly, the data showed that the TNSS for placebo-treated patients was far lower than would be expected for the moderate to moderately severe patient population called for in the protocol. Low pollen counts in many of the regions during the time PreHistinTM was being tested may have resulted in low mean placebo scores for the overall study population, leaving no room to demonstrate a meaningful drug effect, or lack thereof, between those patients receiving PreHistinTM and those receiving placebo.

Although efficacy results were inconclusive, the trials showed that PreHistinTM was well tolerated and thus contributed positively to the safety record of PreHistinTM’s active ingredient, cyanocobalamin. Also, a comparison of pre- and post-treatment blood serum levels of cobalamin demonstrated for the first time in large study populations that delivery of cyanocobalamin via sublingual lozenges resulted in average blood serum cobalamin levels being significantly increased.

Going forward, we will continue pursuing FDA approval of PreHistinTM as an OTC drug if we assess the prospects for such approval to be favorable, but we will also evaluate other potential marketing channels.

Our Research and Development. During each of the last two fiscal years, we have had expenditures for research and development activities of $3,822,047 for the year ended March 31, 2007 and ($352,937) for the year ended March 31, 2006. These include expenses for our Phase III clinical trials. Because our product is not yet in production, there are no costs borne by customers.

Our Marketing Strategy.  We are currently evaluating our marketing alternatives.  If the Company continues to develop PreHistinTM and receives FDA approval in allergic rhinitis, we would look to partner with a pharmaceutical manufacturer/distributor that already has the extensive infrastructure and relationships to fulfill the logistics of a nationally distributed over-the-counter product. Pursuing this strategy, we would out-license either the manufacturing/packaging and distribution rights together or separately to one or more marketing partners. We could pursue such licensing opportunities in the United States as well as various international markets where we have patent protection and where we believe we would find either significant sales potential and/or significant strategic value. Additionally, we would have the option to bring PreHistinTM to market ourselves or through a contract distributor as an alternative to pharmaceutical partner.  Similarly, we could determine that other potential marketing channels would best leverage the PreHistinTM franchise.  In that case, we would look to identify strategic partners to assist in the manufacturing/packaging, media and fulfillment in the United States as well as various international markets.   While we have had initial conversations with a number of pharmaceutical, contract distributors and other potential marketing channel prospects, there is no guarantee that we will be able to secure profitable marketing channels for PreHistinTM, and such strategies would require additional capital.

Our Competition. The market for allergy relief preparations, which we intend to enter, is characterized by intense competition. We will be competing against well-capitalized, established pharmaceutical companies which currently market products similar to what we intend to market. We estimate that prices of drug products are significantly affected by competitive factors and tend to decline as competition increases. In addition, we believe that numerous companies are developing or may, in the future, engage in the development of products that could be competitive with our product candidates. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as the demand for over the counter and cost-competitive allergy relief preparations grows. We seek to enhance our competitive position by distinguishing our product as a preventative allergy treatment from those that mitigate symptoms once they occur. It is difficult to estimate our position with regard to competitors in this market before obtaining FDA approval with regard to selling our product candidate, and there is no guarantee that the FDA will approve our product candidate at the end of our regulatory process.

Government Regulation. We believe that we will experience minimal direct costs and effects of compliance with environmental laws and other such federal, state and local regulations, in that we intend to outsource all manufacturing and distribution operations to companies that comply with Good Manufacturing Practice ("GMP") regulations and other applicable laws and regulations. We believe we are otherwise in compliance with governmental regulations on our business, which include regulations relative to the approval of our products for sale as a nutritional supplement, over-the-counter medications or prescription medications. Also refer to “FDA APPROVAL” section above.

Our Clinical Development Contracts. As we advance through the marketing approval process for PreHistinTM, there are several organizations and individuals we rely on to help us with the clinical research and related regulatory affairs. Recently, we have made the following contracts:

·	Data Med Devices of Lake Forest, California, is serving as our clinical research organization (CRO) by providing such services as study guidance, clinical study monitoring and data management.

·	United BioSource Corp. of San Francisco, California, is providing the patient diaries, in which study subjects call in or log on to record their daily allergy symptoms throughout the study.

·	Advanced Botanicals Ltd. of Richmond, British Columbia, Canada, is manufacturing the study drug.

·	MedTox Labs of St. Paul, Minnesota, is providing lab services which assay the subjects’ blood and urine samples for safety and other blood samples for changes in IgE concentrations.

We also have contracts with each of the 23 study sites and investigators to conduct our twin pivotal clinical trial studies in their clinics.

Future Products. In addition to, or as an alternative to PreHistinTM for allergic rhinitis, we could develop and market additional indications in atopic disease for PreHistinTM, such as migraines, dermatitis and asthma. We also intend to consider other product opportunities that could broaden our portfolio of product candidates. However, our current focus and development efforts are on PreHistinTM for the treatment of seasonal allergies.

Employees. We currently have five full-time employees. We believe that our relations with our current employees are good. We are not party to any collective bargaining arrangements.

Item 2.  Description of Property.

Property Held. As of the date specified in the following table, we held the following cash and property:

Property	March 31, 2007	March 31, 2006
Cash and Equivalents	$389,263	$526,691
Property and Equipment, net	$2,679	$8,419

Our property and equipment consists of computers and office furniture.

Facilities. Our executive, administrative and operating offices are located at 2445 McCabe Way, Suite 150, Irvine, California, 92614. Our facilities measure 5,455 square feet. At March 31, 2006, our lease had been renewed through March 31, 2008, with rental payments due at a rate of $12,001 per month for the first year, and $12,546.50 per month for the subsequent year of the term, plus the issuance of shares of our common stock to the principals of the company serving as our landlord. We believe these facilities are adequate for our current and projected requirements as we intend to outsource all manufacturing and distribution.

Item 3.  Legal Proceedings.

The following are legal actions pending against us and those we contemplate entering into at this time:

Former Leased Office Space: We were a defendant in a suit brought by our former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case No. 03CC02904. This lawsuit was settled in January 2007 pursuant to a settlement agreement and a payment of $185,000.

InnoFood/Modofood: On July 28, 2003, we entered into a Stock Exchange Agreement ("InnoFood Agreement") with InnoFood Inc. ("InnoFood") wherein we agreed, among other things, to provide InnoFood with funding totaling $5,000,000 in exchange for, among other things, 100% interest in InnoFood. The completed purchase of InnoFood was not to occur until the $5,000,000 funding was delivered. Under the InnoFood Agreement, we were obligated to provide InnoFood with the funding on or before December 31, 2003. We did provide InnoFood with $2,220,000. We have confirmation that $1,850,000 of the funds provided to InnoFood was sent to Modofood S.P.A., an Italian company ("Modofood"). InnoFood originally entered into a licensing agreement with Modofood to market and distribute Modofood's food processing technology. On October 17, 2003, we entered into a Letter of Understanding ("LOU") with InnoFood to restructure the relationship between ourselves and InnoFood. We believe that InnoFood and certain related individuals may have intentionally misled our management regarding certain material matters.

On January 8, 2004, InnoFood sent us a letter attempting to terminate the original InnoFood Agreement and the October 17, 2003 LOU. InnoFood claimed that we breached both the InnoFood Agreement and the LOU by failing to provide the funding called for under those agreements. With the letter of termination, InnoFood delivered a signed promissory note agreeing to pay back $2,160,000 (net of $60,000 interest InnoFood charged to us for non-payments). The promissory note accrues interest at 10% and is due and payable on or before January 15, 2009. Though we did not accept that note, we believe that this promissory note represents an acknowledgment of InnoFood's debt to us.

In late 2006, we filed a complaint entitled Cobalis Corp. v. InnoFood, Reynato Giordano, James Luce, Robert Dietrich, Randal Lanham, in Orange County Superior Court, California, Case No. 06CC10355, to attempt to recapture the funds transferred to InnoFood and acquire any intellectual property related to the food preservation process at issue.  On March 3, 2007 Randal Lanham filed a cross complaint which was amended on May 28, 2007.  Cobalis and cross-defendant Chaslav Radovich filed a Demurrer to the Lanham cross complaint for which a hearing date has been set for August 17, 2007.  We intend to vigorously prosecute this matter, though as with any litigation, there is no guarantee of a favorable outcome.

Gryphon Master Fund, LP. On November 8, 2004, Gryphon Master Fund, LP, (“Gryphon”) filed a lawsuit against us in United States District Court, Northern District of Texas, Dallas Division, Case No. 3:04-CV-2405-L. The lawsuit sought repayment of a $600,000 convertible note payable, accrued interest on the convertible note payable within the prescribed period, penalties for failing to register shares underlying the conversion of the convertible note payable, attorneys fees and court costs. In March 2006, we entered into settlement agreement with Gryphon where both parties agreed to dismiss any and all current and future claims, legal proceedings and litigation upon full satisfaction of the settlement agreement.

The settlement, which relates to two investments in us totaling $1.6 million made by Gryphon in September 2003, includes an agreed judgment totaling $1.6 million. Of the remaining unconverted instruments, Gryphon is also eligible to convert its convertible note and convertible preferred stock it holds to 508,334 shares of our common stock. Under the settlement agreement, full repayment of the $1.6 million was due on or before April 1, 2007. We do not make the payment by April 1, 2007; therefore, the stipulated judgment into which we entered with Gryphon provides that Gryphon has the right to enter a judgment of $1,600,000 against us with the court upon our default.

On April 2, 2007, we filed a motion to vacate an agreed judgment (the “Motion to Vacate”) in the U.S. District Court for the Northern District of Texas, Dallas Division with regard to case #3:04-CV- 2405 between Gryphon Master Fund, L.P. (“Gryphon”) and us. We based the Motion to Vacate on several grounds including that allegation that Gryphon breached the “no shorting” provision contained in the settlement agreement. We believe, and so allege in the Motion to Vacate, that despite Gryphon’s agreement, Gryphon engaged in shorting of our stock. Since June 2007, Gryphon has aggressively been moving forward with judgment collection activities, including, but not limited to, conducting a debtor’s exam, levying our bank accounts and attaching our assets to the extent such assets are not already encumbered.

On April 23, 2007, Gryphon sued us for breach of contract in the same U.S. District Court as above, Case #3:07-cv-00701B. This new lawsuit alleges that we breached a settlement agreement with Gryphon. Gryphon is also seeking a declaratory judgment that it did not breach the same settlement agreement. Gryphon’s alleged breach of the settlement agreement is the subject of our Motion to Vacate. In addition to the declaratory relief, Gryphon’s complaint seeks unspecified damages and attorneys’ fees.  On April 23, 2007, Gryphon also filed an opposition to our Motion to Vacate repeating the same allegations.  A trial date is scheduled for the September 2007 docket.

There is no guarantee that we will be successful in vacating the judgment or in defending the new lawsuit. If we are unsuccessful in vacating the judgment or in defending the subsequent lawsuit, and, if we are unable to subsequently timely resolve the Gryphon matter or raise capital to satisfy the judgment, our ability to move our business forward could be adversely affected.

Marinko Vekovic: On March 9, 2006, Marinko Vekovic, a former consultant, filed a complaint against us alleging a  breach of a written consulting agreement, specific performance of common stock warrants and the “reasonable value of work and labor performed,” seeking damages in excess of $700,000, and specific performance of an alleged obligation to issue 600,000 free trading warrants at a $1.75 share price. The lawsuit, entitled Vekovic vs. Cobalis, was filed in Orange County Superior Court, Central Justice Center, Case No. 06CC03923.

On April 18, 2006, we filed an answer to the complaint, denying the allegations by Mr. Vekovic. On the same date, we also filed a cross-complaint for rescission of the consulting agreement, on the grounds that Mr. Vekovic made numerous material misrepresentations intended to fraudulently induce us to enter the consulting agreement and to issue to Vekovic 112,500 shares of our S-8 common stock. Through our cross-complaint, we sought to rescind the consulting agreement and seek restitution from Mr. Vekovic in an amount no less than the price for which Mr. Vekovic sold the 112,500 shares of our S-8 common stock, plus all or some portion of the compensation paid to Mr. Vekovic, given that we believe Mr. Vekovic substantially failed to perform the consulting services which were the subject of the consulting agreement. We also sought to recover attorneys’ fees incurred in the defense of the complaint and the prosecution of our cross-complaint, pursuant to the attorneys’ fee provision in the consulting agreement. On March 5, 2007, we entered into a settlement agreement with Mr. Vekovic with regard to this case, whereby we agreed to register on a future Form S-8 and issue 50,000 shares to Mr. Vekovic in addition to a grant of 25,000 warrants to purchase shares of our common stock at $1.75 per share, expiring December 31, 2009.

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

Cappello Capital Corp. In March 2005, we entered into an agreement with Cappello Capital Corp. (“Cappello”) for investment banking and related financial services. Pursuant to a financing agreement, we issued 100,000 shares as an initial retainer. We believe that Cappello did not perform per the agreement, but no settlement can be guaranteed.

Noel Marshall. On March 1, 2007, we became aware for the first time of the complaint for damages, Case # 07CC03208 filed in Superior Court Orange County California, entitled Noel Marshall v. Cobalis Corp. Chas Radovich, Radul Radovich, Dragica (Beba) Radovich, R.R. Holdings, Biogentec, Silver Mountain Productions and St. Petka Trust, alleging breach of contract, fraud, constructive trust, money had and received, and account stated (the "Marshall Action"). In the Marshall Action, plaintiff is alleging, among other things, that certain misrepresentations were made with the intent of inducing plaintiff to purchase shares of our common stock.  We believe this lawsuit is frivolous and without merit. We intend to vigorously defend this matter. As with any litigation, there is no guarantee of a favorable outcome.

Item 4.  Submission of Matters to Vote of Security Holders

Reference is made to the Form 8-K filed on March 1, 2007 with regard to the meeting of special shareholders held on that same date.

PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E, Washington, D.C. 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-551-8090.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Quarter Ended	High Bid Quotation	Low Bid Quotation
03/31/05	$0.62	$0.57
06/30/05	$0.57	$0.54
09/30/05	$0.58	$0.55
12/31/05	$1.76	$1.64
03/31/06	$1.88	$1.79
06/30/06	$1.10	$1.02
09/30/06	$1.10	$1.02
12/31/06	$1.00	$0.85
03/31/07	$0.77	$0.71
06/30/07	$0.37	$0.33

Common Stock. We are authorized to issue 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of June 29, 2007, there were 276 record holders of our common stock and there were 40,372,555 shares of our common stock issued and outstanding. There are no other outstanding options or warrants to purchase securities convertible into, shares of our common stock, except for the following:

Preferred Stock.  In March 2007, the 500 shares of our preferred stock that were previously issued and outstanding were converted into 208,334 shares of our common stock, in accordance with the preferences and designations of that class of preferred stock.

Options. We have 6,141,667 options to purchase shares of our common stock currently outstanding; of these 3,390,442 are currently vested and exercisable.

Warrants. There are 12,955,446 warrants to purchase shares of our common stock currently outstanding; of these all are currently exercisable.

Dividends. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Equity Compensation Plans.

Stock Option and Award Plan. On October 17, 2006, our board of directors adopted our 2006 Stock Option and Award Plan (“2006 Plan). The 2006 Plan is administered by the Board. The 2006 Plan will allow us to continue to grant stock options and other equity awards at levels determined appropriate by the Board. The 2006 Plan will also provide us with continued flexibility in designing equity incentives in an environment where a number of companies have moved from traditional option grants to other stock or stock-based awards, including stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and performance cash awards. Accordingly, the 2006 Plan will allow us to utilize a broad array of equity incentives in order to secure and retain the services of our employees, consultants and directors, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

The table below reflects the options covered by our 2006 Plan and by our 2002 Stock Option Plan, which was never formally memorialized.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	6,141,667	$1.58	N/A
Total	6,141,667	$1.58	N/A

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Sale of Common Stock:

For the year ended March 31, 2005:

During the three months ended June 30, 2004 we issued common stock for the following:

•	170,000 shares valued at $314,500 related to a forbearance agreement related to the convertible note payable;
•	10,000 shares valued at $17,500 for consulting services; and
•	371,317 shares valued at $594,107 for the conversion of certain accounts payable and amount payable to related parties.

During the three months ended September 30, 2004, we issued the following shares of our restricted common stock:

•	100,000 shares to Marinko Vekovic for services valued at $75,000;
•	75,000 shares to Equity Media Ltd. for services valued at $82,500; and
•	857,143 shares to James Hammer for the conversion of notes payable and accrued interest valued at $1,500,000 or $1.75 per share and additional warrants to be determined.

During the three months ended December 31, 2004, we issued the following shares of our restricted common stock:

•	100,000 shares to Tejeda & Tejeda, Inc. for services valued at $255,000;
•	200,000 shares to Basic Investors for services valued at $573,750;
•	50,000 shares to Sima Zivic for services valued at $127,500;
•	5,000 shares to David Myering for services valued at $7,250;
•	55,186 shares to Research Works, Inc. for services valued at $71,742; and
•	8,490 shares to Omni Capital Corp. for services valued at $11,037.

During the three months ended March 31, 2005 we issued the following shares of our restricted common stock:

•	1,250 shares to Catherine Posey for consulting services related to clinical trials;
•	75,000 shares to Jason Lyons for consulting services;
•	30,000 shares to Tejeda & Tejeda, Inc. for consulting services;
•	25,000 shares to Ibis Consulting Group for consulting services;
•	100,000 shares to Lawrence May, our board member at the time, for related consulting services;
•	15,000 shares to Sean Mulhearn and 15,000 shares to Melinda Mulhearn for consulting services related to the manufacture of our product;
•	200,000 shares to the Wells Group for consulting services related to financial public relations;
•	150,000 shares to Cyndel & Co, Inc. for consulting services, which we subsequently cancelled; we are in the process of having these shares rescinded.
•	48,000 shares to Seth Shaw for consulting services;
•	12,000 shares to David Hovey, Jr. for consulting services;
•	60,000 shares to Sean Mulhearn for consulting services; and
•	37,500 to Tejeda & Tejeda Inc. for consulting services.

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

For the year ended March 31, 2006:

During the three months ended June 30, 2005, we issued the following shares of our restricted common stock:

•	100,000 shares to Cappello Group for finance advisory services valued at $59,000;
•	112,500 shares to Tejeda & Tejeda, Inc. for services valued at $69,750;
•	25,000 shares to Lawrence Wolfe for product manufacturing services valued at $15,500;
•	25,000 shares to Matthew Clayton for product manufacturing services valued at $15,500;
•	100,000 shares to Robert Lanthier for services valued at $65,000;
•	10,000 shares to Karin Carter for general corporate legal services valued at $6,500;
•	160,000 shares to Noel Marshall for services valued at $72,000; and
•	40,000 shares to Tracy Hatland for services valued at $18,000.

During the three months ended September 30, 2005, we issued the following shares of our restricted common stock:

•	10,000 shares to Kathryn Tsang for data entry clinical trial services valued at $6,000;
•	125,000 shares to B.J.S. Consulting LLC for services valued at $76,250;
•	50,000 shares to Tejeda & Tejeda, Inc. for financing costs valued at $30,500;
•	100,000 shares to Steve Barnes for services valued at $48,000;
•	30,000 shares to Kevin Pickard for accounting services valued at $15,000;
•	50,000 shares to Tejeda and Tejeda, Inc. for services valued at $21,000;
•	50,000 shares to Jorge Tise for services valued at $25,000; and
•	25,000 shares to Melany Shivelman for services valued at $12,500.

During the three months ended December 31, 2005, we issued the following shares of our restricted common stock:

•	50,000 shares to William Lareese for services valued at $23,500;
•	100,000 shares to Kevin Prendiville for services valued at $53,000;
•	20,000 shares to Andre Baillargeon for services valued at $10,000;
•	125,000 shares to the Brad Chisick Trust for pre-paid interest valued at $72,500;
•	50,000 shares to Steve Barnes for finance advisory services valued at $29,000;
•	150,000 shares to James Hammer for the conversion of $262,500 of debt;
•	50,000 shares to Deron Colby for general corporate legal services valued at $35,000;
•	50,000 shares to Mark Stewart for services valued at $26,000;
•	30,000 shares to Brian Strickel for services valued at $26,700;
•	55,000 shares to Lyndon Mansfield for clinical trials services valued at $48,950; and
•	125,000 shares to Marlin Financial Group for services valued at $58,750.

During the three months ended March 31, 2006, we issued the following shares of our restricted common stock:

•	150,000 shares to Thomas Stankovich, our chief financial officer and treasurer, at the time, as an employee signing bonus;
•	50,000 shares to Tejeda and Tejeda for finance advisory services;
•	50,000 shares to Gerald Yakatan, our director at the time and subsequently our Chief Executive Officer, for clinical trials advisory services;
•	50,000 shares to Stephen Lanthier for consulting services valued at $70,000;
•	35,000 shares to Steven Barnes for finance advisory consulting services valued at $49,000;
•	5,000 shares to Robert Stillwagon for corporate property lease valued at $7,400; and
•	5,000 shares to David Mileski for corporate property lease valued at $7,400.
•	80,000 shares to Dr. Robert Fishman for consulting services valued at $119,200;
•	20,000 shares to Elmer Carlson for consulting services valued at $32,800;
•	21,467 shares to Steven Barnes for finance advisory consulting services valued at $40,358; and
•	132,450 shares for services related to our clinical trials as follows:
o	22,000 shares to Dr. Julius Henry van Bavel for services valued at $27,319;
o	27,200 shares for Dr. Frank C. Hampel for services valued at $34,000;
o	22,500 shares to Dr. Bruce G. Martin for services valued at $28,154;
o	17,600 shares to Dr. Robert Lee Jacobs, for services valued at 21,889;
o	21,100 shares to Dr. Dale E. Mohar for services valued at $26,361; and
o	22,000 shares to Dr. Paul Ratner for services valued at $27,319.

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

For the year ended March 31, 2007:

During the three months ended June 30, 2006, we issued the following restricted common stock:

•	15,000 shares to Jaffoni & Collins, Inc., for public relations and investor relations consulting services valued at $24,750;
•	100,000 shares to the Wells Group, Inc., for consulting services valued at $135,000; and
•	120,000 shares Adam Barnett for consulting services valued at $176,400.

During the three months ended September 30, 2006, we issued the following shares of our unregistered common stock:

•	208,333 shares to Gryphon Master Fund for the conversion of $500,000 worth of preferred stock, i.e., 500 shares;
•	15,000 shares to Steve Barnes for services valued at $14,850;
•	15,000 shares to Jaffoni & Collins for services valued at $15,000;
•	200,000 shares to Tejeda and Tejeda, Inc. for the conversion of a note payable and accrued interest valued at $202,000;
•	20,000 shares to Richard Fishman for services valued at $19,400;
•	56,000 shares to Steve Barnes for services valued at $49,840; and
•	100,000 shares to Adam Barnett for services valued at $94,000.

We did not receive any proceeds from the issuance of these shares; these shares were all issued in lieu of repaying our employees, consultants, advisors, and as the case may be, creditors in cash.

We also sold the following shares for cash:

•	300,000 shares to MDC Enterprises, Ltd. for cash of $150,000; and
•	100,000 shares to Dane Bjelopetrovich for cash of $50,000.

The shares issuable to MDC Enterprises, Ltd. are pending issuance. The proceeds of these sales were used for working capital.

During the three months ended December 31, 2006, we issued the following shares of our unregistered common stock:

•	833,938 shares to Radul Radovich for conversion of related party debt and accrued interest valued at $1,084,120;
•	1,382,180 shares to St. Petka Trust for conversion of related party debt and accrued interest valued at $1,796,835;
•	411,042 shares to RR Holdings for conversion of related party debt and accrued interest valued at $534,355;
•	803,855 shares to Silver Mountain, Inc. for conversion of related party debt and accrued interest valued at $1,045,013;
•	170,644 shares to RR Development for conversion of related party debt and accrued interest valued at $221,839; and
•	394,147 shares to Radul Radovich for consulting services valued at $512,392.

We did not receive any proceeds from the issuance of these shares; these shares were all issued in lieu of repaying our employees, consultants, advisors, and as the case may be, creditors, in cash.

We also issued these shares for cash:

•	1,000,000 shares with registration rights issued to Chaim Stern for cash of $500,000; and
•	150,000 shares with registration rights issued to Irina Aronson and Yuly Aronson Irrevocable Trust for cash of $75,000.
•	50,000 shares issued to John Bridle for cash of $25,000; and
•	50,000 shares issued to Robert Stillwagon for cash of $25,000.

The proceeds were used for working capital and for funding our clinical trials.

We also issued these shares:

•	20,000 shares issued to Norman Rest for rent value at $19,600;
•	100,000 shares issued to Chaslav Radovich for compensation valued at $99,000;
•	200,000 shares issued to Gerald Yakatan for compensation value at $198,000;
•	20,000 shares issued to Jaffoni & Collins for services valued at $20,200;

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

During the three months ended March 31, 2007, we issued the following shares of our restricted common stock:

We issued 127,838 shares of our common stock to Anthony Brent as part of our conversion of the principal and interest due under a previous financing agreement. We issued these shares and 44,744 warrants in settlement of the $50,000 principal and $13,918.62 interest owing at the time of conversion. The warrants have an exercise price of $1.00 per share and expire after five years.

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

Options. As of March 31, 2007, we had 6,141,667 options outstanding, of which 3,390,442 are currently exercisable and 2,751,225 remain unvested.

•
On May 1, 2002, we granted 100,000 options to purchase shares of our common stock at $1.00 per share to each of these former employees: Max Fried, Stan Goldstein, Louis Liben; these options expire May 1, 2007.

•
On November 5, 2002, we granted Jim Luce, a former employee and former officer, 500,000 options to purchase shares of our common stock at $1.50 per share. These options were to expire on November 5, 2007, but were cancelled upon his termination for cause.

•	On December 27, 2002, we granted Gary Gordon Dean, a former employee, 25,000 options to purchase shares of our common stock at $1.00 per share, and which expire December 27, 2007.

•
On February 20, 2004, we granted Ernest Armstrong 1,200,000 options to purchase shares of our common stock at $2.00 per share; these options seven years from the date of the revised underlying agreement.

•
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

For the year ended March 31, 2007, we granted 4,800,000 options to our employees and consultants.

•
In May 2006, we granted to Chaslav Radovich, our president, options to purchase 1,500,000 shares at $1.40 per share, which vest over 3 years and expire after ten years from the date of grant. We granted to Gerald Yakatan, our chief executive officer, options to purchase 1,000,000 shares at $1.40 per share, which vest over 3 years and expire ten years from the date of grant.

•
In August 2006, we granted 1,000,000 options to purchase shares of our common stock at $1.75 per share to Bojan Cosic, also an employee, in place of similar warrants previously granted and 300,000 options to purchase shares of our common stock at $1.40 per share to Brian Connelly, a consultant. These options vest over 3 years and expire ten years from the date of grant.

•
In November 2006, we granted 1,000,000 options to purchase shares of our common stock at $1.75 per share to Thomas Stankovich during his service as our chief financial officer and employee (of which 666,667 vested during his term of employment with us).

Warrants.

During the year ended March 31, 2005, we granted these warrants:

•
In July 2004, we issued 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to Martin Marion and 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to Bojan Cosic, both of whom were our consultants at the time. These warrants expire in July 2009. Mr. Cosic’s warrants were subsequently replaced with an equal number of options with similar terms.

•	In August 2004, we issued 1,000,000 warrants to purchase shares of our common stock at $1.75 per share to DLZ for consulting services. These warrants expire in August 2009.

•
In August 2004, we granted 200,000 warrants to purchase shares of our common stock at $2.00 to Lyndon Mansfield, a member of our advisory board, for clinical trials and advisory services. These warrants expire in August 2011.

•
In September 2004, we issued 50,000 warrants to purchase shares of our common stock at $1.75 per share to Kevin Pickard for accounting services rendered to us. These warrants expire in September 2009. Mr. Pickard was our consultant at the time and currently serves as our interim chief financial officer and treasurer.

•
In January 2005, we issued 250,000 warrants to purchase shares of our common stock at $1.75 per share to Lawrence May, one of our directors from 2004 to February 2007. These warrants were to expire in January 2007, but have been extended as described herein.

During the year ended March 31, 2006, we granted these warrants:

•	In July 2005, we granted 50,000 warrants to purchase shares of our common stock at $1.75 to Kevin Pickard for accounting services rendered to us. These warrants expire in July 2010.

•	In August 2005, we granted 100,000 warrants to purchase shares of our common stock at $1.75 to Steven Barnes for finance advisory services rendered to us. These warrants expire in August 2010.

•	In August 2005, we granted 150,000 warrants to purchase shares of our common stock at $1.75 to Marlin Financial for finance advisory services rendered to us. These warrants expire in August 2010.

•	In September 2005, we granted 100,000 warrants to purchase shares of our common stock at $1.75 to Tejeda & Tejeda for finance advisory services rendered to us. These warrants expire in September 2010.

•	In October 2005, we granted the following warrants to purchase shares of our common stock at $1.75 per share and expiring in five years:

o	40,000 warrants to Craig and Robyn Lewis for finance and advisory services rendered to us;
o	500,000 warrants to the Brad Chisick Trust which accompanied a senior debenture for $250,000;
o	50,000 warrants to Steven Barnes for finance advisory services rendered to us;
o	16,000 warrants to CSX2 LLC for finance advisory services rendered to us;
o	8,000 warrants to Eric Burns for finance advisory services rendered to us;
o	9,600 warrants to Leslie Eichbaum for finance advisory services rendered to us;
o	16,000 warrants to Scott Elstein;
o	20,000 warrants to STDT LLC for finance advisory services rendered to us;
o	300,000 warrants to Kevin Prendiville, one of our directors, for clinical trials advisory services rendered to us, and 33,000 warrants to the Prendiville Trust, owned by Dr. Prendiville.

•
In November 2005, we granted 100,000 warrants to purchase shares of our common stock at $1.75 to Lyndon Mansfield, one of our medical advisory board members, for clinical trials advisory services rendered to us. These warrants expire in November 2012.

•
In November 2005, we also granted 100,000 warrants to purchase shares of our common stock at $1.75 to Brian James Stickel, for finance advisory services rendered to us. These warrants expire in November 2010.

•
In December 2005, we issued 1,000,000 warrants to Thomas Stankovich, our chief financial officer and treasurer, to purchase shares of our common stock at $1.75 per share and which expire after 10 years. These warrants were subsequently cancelled in December 2006 and replaced with options with similar terms.

•	In March 2006, we issued 60,000 warrants to purchase shares of our common stock at $1.75 per share to Larry Pawl, for clinical trials advisory services; those warrants expire in March 2011.

•	In March 2006 we also issued 140,000 warrants to purchase shares of our common stock at $1.75 per share to Mark Gostine, for clinical trials advisory services; those warrants expire in March 2011.

•
In March 2006 we issued 150,000 warrants to purchase shares of our common stock at $0.01 per share to Robert Lanthier, for finance advisory services; those warrants expire in March 2011. These warrants were exercised in November 2006, and the shares of common stock are pending issuance pursuant to an agreement with the warrantholder.

For the year ended March 31, 2007, we issued the following warrants:

•
In July 2006, we issued 25,000 warrants to SCG Capital, LLC as part of financing for $100,000. These warrants had an exercise price of $1.50 per share and expire after 5 years. In January 2007, the warrantholder agreed to repricing these warrants at $1.00 per share.

•
In July 2006, we also issued 25,000 warrants to the Irwin Geduld Revocable Trust DTD June 2002, LLC as part of a financing agreement for $100,000. These warrants had an exercise price of $1.50 per share and expire after 5 years. In January 2007, the warrantholder agreed to repricing these warrants at $1.00 per share.

•
In July 2006, we also issued 12,500 warrants to Anthony Brent part of a financing agreement for $50,000. These warrants had an exercise price of $1.50 per share and expire after 5 years. In January 2007, the warrantholder agreed to reprice these warrants at $1.00 per share. The principal of $50,000 borrowed under this financing agreement and interest owing at the time of conversion of $13,918.62 was repaid in February 2007 with the issuance of 127,838 shares of our common stock and the grant of an additional 44,744 warrants to purchase shares of our common stock at $1.00 per share. These additional warrants expire five years from the date of grant.

•	In August 2006, we issued 20,000 warrants to Steve Barnes as part of a consulting agreement. These warrants have an exercise price of $0.75 per share and expire after 5 years.

•
In August 2006, as part of bridge financing from MDC Enterprises Ltd., as described herein, we agreed to grant warrants attached to a note, to purchase 150,000 shares of our common stock at $0.75 per share, expiring after five years. As part of this same transaction, and in conjunction with the sale of common stock, as described herein, we agreed to grant additional warrants to purchase 150,000 shares of our common stock for $0.75 per share, expiring after five years.

•
In September 2006, we issued 100,000 warrants to Lyndon Mansfield, one of our medical advisory board members, in exchange for services rendered. These warrants have an exercise price of $1.75 per share and expire after 7 years.

•
In October 2006, we issued 600,000 warrants to Chaim Stern as part of a financing agreement for $500,000. These warrants have an exercise price of $0.75 per share and expire after 5 years. As part of the same agreement, we also issued Chaim Stern 600,000 warrants to purchase shares of our common stock at $1.00 per share, also expiring after 5 years. The shares underlying these warrants have registration rights.

•
In October 2006, we also issued 150,000 warrants to the Irina Aronson and Yuly Aronson Irrevocable Trust. These warrants have an exercise price of $1.00 and expire after 5 years. The shares underlying these warrants have registration rights.

•
In October 2006, we also issued Dane Bjelopetrovich 100,000 warrants to purchase shares of our common stock at $1.00 per share as part of a financing agreement for $50,000. These warrants expire after 5 years.

•
In October 2006, we issued an additional 10,000 warrants to SCG Capital, LLC as a penalty pursuant to the financing for $100,000 entered into in July 2006. These warrants have an exercise price of $1.00 per share and expire after 5 years.

•
In October 2006, we issued an additional 10,000 warrants to Irwin Geduld Revocable Trust DTD June 2002, as a penalty pursuant to the financing for $100,000 entered into in July 2006. These warrants have an exercise price of $1.00 per share and expire after 5 years.

•
In October 2006, we issued an additional 5,000 warrants to Anthony Brent as a penalty pursuant to the financing for $50,000 entered into in July 2006. These warrants have an exercise price of $1.50 per share and expire after 5 years. The principal of $50,000 and interest owing at the time of conversion of $13,918.62 for this financing agreement was repaid in February 2007 with the issuance of 127,838 shares of our common stock and the grant of 44,744 warrants to purchase shares of our common stock at $1.00 per share. The 44,744 warrants expire five years from the date of grant.

•	In November 2006, we issued Robert Stillwagon 50,000 warrants to purchase shares of our common stock at $1.00 as part of a financing agreement for $25,000. These warrants expire after 5 years.

•	In November 2006, we issued John Bridle 50,000 warrants to purchase shares of our common stock at $1.00 as part of a financing agreement for $25,000. These warrants expire after 5 years.

•
In December 2006, we also issued to Cornell Capital an aggregate total of 6,640,602 warrants, exercisable on a cash basis provided we are not in default with regard to our agreements with Cornell Capital, with the aggregate exercise price of $5,500,000 in four classes:

o	1,333,333 A Warrants at $0.75 per share, expiring six months after any effective date of the registration statement referenced above;
o	1,205,400 B Warrants at $0.8296 per share, expiring six months after any effective date of the registration statement referenced above;
o	2,343,959 C Warrants at $0.7466, expiring five years after the agreement date; and
o	1,757,901 D Warrants at $0.9955, expiring five years after the agreement date.

The A and B Warrants carry forced exercise provisions. The C and D Warrants are non-callable. The exercise price of the warrants is subject to adjustment as provided for in Section 8 of each of the respective four Warrant Agreements.

•
In February 2007, we granted 44,744 warrants to purchase shares of our common stock at $1.00 per share to Anthony Brent as part of our conversion of the principal and interest due under a financing agreement, wherein we also issued 127,838 shares of our common stock in settlement of the $50,000 principal and $13,918.62 interest owing at the time of conversion. These warrants expire five years from the date of grant.

Other Instruments Convertible to Shares of Our Common Stock.

Convertible Notes Payable. In September 2003, we sold a $600,000, three-year, 8% convertible debenture (the "Convertible Debenture") to Gryphon, as described herein, which is convertible into shares of our common stock at the initial conversion price of $2.00 per share. This price was subject to adjustment in the event we issued shares of our common stock at a price less than $1.75 per share. The Convertible Debenture was sold with detachable three-year warrants to purchase 90,000 shares of our common stock at $2.90 per share. The warrant exercise price is also subject to adjustment based on sales of our common stock below the current fair market value on the contract date. Repayment of these instruments is subject to the settlement agreement entered into with Gryphon, as described herein.

On March 31, 2006, we reached a settlement with Gryphon related to two investments by Gryphon in September 2003 totaling $1,600,000. The settlement agreement required us to pay a maximum of $1,600,000 on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in us totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants then held by Gryphon.  During the year ended March 31, 2007, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock and converted a total of $885,000 worth of preferred stock into 416,667 shares of the Company’s common stock.  Subsequent to the year end, we and Gryphon have been litigating these issues, which include, but are not limited to, Gryphon pursuing various collections methods against us (refer to “Legal Proceedings” above).

On June 13, 2005, we entered into a loan agreement with Tejeda and Tejeda, Inc. in the amount of $100,000. The loan was due on or before the 12-month anniversary and accrues interest at the rate of 10% per annum. The note is personally guaranteed by Mr. Radul Radovich, our Chairman, and by Mr. Chaslav Radovich, our President. On the 12-month anniversary, the holder of the note was eligible to elect to convert the loan into shares of our common stock at $1.75 per shares or at a price equal to a 25% discount to the closing bid price on the day of conversion at maturity. If such conversion were to be elected, the loan shall be considered paid in full. In July 2006, Tejeda and Tejeda, Inc. elected to convert the note plus accrued interest into 200,000 shares of our common stock. We recognized an additional expense of $91,583 related to the conversion of this note and accrued interest into shares of common stock.

Convertible Bridge Debentures. In July 2006, we issued debentures payable in the aggregate amount of $250,000 to three investors. The debentures bear interest at 5% per month and were due on September 14, 2006. The debentures and any accrued interest were convertible to shares of our common stock at the rate of $1.00 per share, or the price at which shares of our common stock were sold in a minimum equity financing, provided the minimum equity financing was completed within 60 days from the execution of the debentures, or 90 days if we elected to extend the debentures to October 14, 2006. We exercised our option to extend the due date to October 14, 2006, issued the investors an aggregate total of 25,000 warrants as compensation for the extension, and did not complete the minimum equity financing within the 90 day optional conversion period. As of March 6, 2007, these debentures have been repaid.

Convertible Preferred Stock/Preferred Dividend. In September 2003, we sold 1,000 shares of our 7.5% convertible preferred stock (the "Convertible Preferred Stock") for $1,000,000, less direct issuance costs of $115,000, which were netted against the proceeds of the offering. The Convertible Preferred Stock carries voting rights equivalent to the number of shares of common stock into which it can be converted, and has liquidation preference of $1,000 per share. The Convertible Preferred Stock is convertible into shares of our common stock at the initial conversion price of $2.40 per share. This price is subject to change should we issue shares of our common stock at a price less than $1.75 per share. Included with the Convertible Preferred Stock were detachable three-year warrants to purchase 104,167 shares of our common stock at the price of $2.88 per share. The warrant exercise price is also subject to adjustment based on sales of our common stock below the current fair market value on the contract date.

On March 31, 2006, we reached a settlement with Gryphon Master Lund LP (“Gryphon”) related to the convertible note and the convertible preferred stock investments by Gryphon in September 2003 which total $1,600,000 (See Notes to our financial statements). The settlement agreement requires us to pay a maximum of $1,600,000 which would have been reduced to $1,400,000 if we had paid the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) totaling $1,600,000 into 716,667 shares of our common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.

During the year ended March 31, 2007, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of our common stock and converted a total of $885,000 worth of preferred stock into 416,667 shares of our common stock.

Senior Debenture. On October 26, 2005, we issued a senior debenture to the Brad Chisick Trust in the amount of $250,000 that accrues interest at 10% per annum and is due on October 26, 2007. In addition, we also issued to the Brad Chisick Trust a warrant to purchase 500,000 shares of our common stock for $1.75 per shares. In addition, on October 26, 2005, we issued to the Brad Chisick Trust 125,000 shares of our common stock valued at $72,500 as pre-payment of the accrued interest on this senior debenture.

Senior Secured Convertible Debentures. In December 2006, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we agreed to issue up to an aggregate principal amount of $3,850,000 of convertible debentures, of which $2,500,000 was funded on December 20, 2006. Two additional closings of $675,000 occurred as follows: the first upon our filing of a registration statement with the SEC, and the second upon that registration statement being declared effective by the SEC.  The two additional closing took place on February 22, 2007 and March 16, 2007, respectively.

The convertible debenture is convertible into shares of our common stock determined by dividing the dollar amount being converted by the lower of the fixed conversion price of $0.9955 or the market conversion price, defined as 90% of the average of the lowest three daily volume weighted average trading prices per share of our common stock for the fifteen trading days immediately preceding the conversion date. The convertible debenture is secured by our assets and shares of common stock pledged by certain founding shareholders. We may, at our option, redeem the convertible debenture beginning four months after the registration statement has been declared effective by the SEC.

Issuance of the securities sold was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The securities were sold to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

We made no purchases of shares or other units of any other class of our registered equity securities during the period covered by this report.

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

Overview. As discussed above, we were incorporated in 1997. In 2003 we changed our name to BioGentech Corp. and in 2004, changed our name to Cobalis Corp. In 2003, we acquired our operational subsidiary, BioGentech Incorporated, (BioGentec). To distinguish between parent and subsidiary, a slight spelling difference was utilized. BioGentec, a private Nevada corporation, was incorporated on November 21, 2000 in Nevada, under the name St Petka, Inc. On May 4, 2001, St. Petka, Inc. changed its name to BioGentec Incorporated. On July 2, 2003, BioGentec was merged into Togs for Tykes Acquisition Corp., a wholly owned subsidiary formed for the purpose of acquiring BioGentec. As allowed under SFAS 141, “Business Combinations” (“SFAS 141”), we designated a date of convenience of the closing for accounting purposes as June 30, 2003. Under the terms of the merger agreement, all of BioGentec's outstanding common stock (19,732,705 shares of $0.001 par value stock) was exchanged for 19,732,705 shares of newly issued common stock of Cobalis Corp. This transaction was consummated with the filing of the Articles of Merger with the State of Nevada on July 2, 2003. BioGentec shareholders then effectively controlled approximately 95% of the issued and outstanding common stock of Cobalis. Since the shareholders of BioGentec obtained control of Cobalis, according to SFAS 141, this acquisition was treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In 2005, BioGentec was dissolved after we adopted its operations and assets.

Going Concern. The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation as a going concern. We incurred a net loss of $15,710,602 for the year ended March 31, 2007 and as of that date we had a working capital deficit of $15,975,556 and a stockholder deficit of $40,519,382. In addition, as of March 31, 2007, we have not developed a source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In December 2006, we entered into a financing agreement with Cornell Capital pursuant to which we issued $3,800,000 in secured convertible debentures. This agreement also includes the issuance of warrants to purchase up to approximately 6,600,000 shares of our common stock for $5,500,000.  In late April 2007, Cornell Capital exercised  its A Warrants for 1,333,333  shares of our common stock  on a cash basis of $0.75 per share. Unless Cornell Capital exercises a significant portion of their remaining warrants on a cash basis, we will likely have to raise additional debt and equity financing for operating purposes.  We are currently attempting to raise additional financing for operating purposes.

We require substantial capital to pursue our operating strategy, which includes commercialization of our product candidate, and we currently have limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs or additional research and development costs necessary to obtain the regulatory approvals for commercialization, we will be dependent upon external sources of financing. There can be no assurances that sufficient financing will be available on terms acceptable to us, or at all. If we are unable to obtain such financing, we will be forced to scale back operations and cease product development efforts, which could have an adverse effect on our financial condition and results of operations.

Critical Accounting Policy and Estimates.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $389,263 and prepaid expenses and other current assets of $24,585 as of March 31, 2007. Our total current assets at March 31, 2007 were $413,848. We also had the following long term assets: $2,679 in property and equipment, net; $885 in net website development costs; $619,029 represented by net value of our patents; and debt issue cost of $368,878. Our total assets as of March 31, 2007 were $1,405,319.

Our total current liabilities were $16,389,404 at March 31, 2007, which was represented by accounts payable of $612,366; accrued expenses of $729,928; accrued clinical trials costs of $1,244,731; accrued legal settlements of $1,600,000; accrued salaries of $265,792; warrant liability of $7,676,190; accrued derivative liability of $3,251,194; promissory notes of $46,813; notes payable of $150,000; convertible notes payable of $600,000 and senior debenture, net of $212,390.

In June 2005, we converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006 and June 30, 2006, respectively, we converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of our common stock, respectively. At March 31, 2007, $46,813 of these notes was still outstanding.

We also had $501,563 represented by a convertible debenture, making our total liabilities $16,890,967.  We had no other long term commitments or contingencies. Our liabilities exceeded our assets by $15,485,648.

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

Our net cash used by investing activities was $48,124 for the year ended March 31, 2007 compared to $1,703 for the year ended March 31, 2006. The increase is primarily due to a payment for our patent.

Our net cash provided by financing activities was $4,367,500 for the year ended March 31, 2007 compared to net cash provided by financing activities of $2,600,730 for the year ended March 31, 2006. The increase is primarily due to the issuance of the convertible debenture and the sale of our common stock offset by a reduction in related party advances.

In June 2005, we entered into a loan agreement with Tejeda and Tejeda, Inc. in the amount of $100,000. The loan was due in one year. The note was personally guaranteed by Mr. Radul Radovich, the chairman of our board of directors, and Mr. Chas Radovich, our President, Secretary and formerly one of our directors. When the loan was to come due, the holder of the note had the option to convert the loan into shares of our common stock at $0.50 per share or at a price equal to a 25% discount to the closing bid price on the day of conversion at maturity. In July 2006, the holder of the note elected to convert the note to 200,000 shares of our common stock. We recognized an additional expense of $91,583 related to the conversion of this note and accrued interest into shares of common stock.

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

On December 20, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which we agreed to issue up to an aggregate principal amount of $3,850,000 of convertible debentures. Of that amount, $2,500,000 was funded on December 20, 2006. Two additional closings of $675,000 occurred as follows: the first upon the Company’s filing of a registration statement with the Securities and Exchange Commission (“SEC”), and the second upon that registration statement being declared effective by the SEC and Shareholder approval of additional authorized shares.

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

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $1,897,735 and $3,667,558, respectively.  The first $2,500,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the convertible debenture and the excess of $3,065,293 has been shown as financing costs in the accompanying statement of operations.

As a result of the issuance of the convertible debenture to Cornell Capital the fair value of all warrant issued to non-employees have been removed from stockholders’ equity and shown as a liability. On December 20, 2006, the fair value of such warrants was $3,545,880. The fair value of these warrants and those issued to Cornell Capital will be adjusted to fair value at each balance sheet date.

The fair value of the derivative liability and the warrants at the inception of these convertible debentures were shown as a debt discount with any discount greater than the face amount of the debt being as financing costs in the accompanying statement of operations as follows.

Funding Date	Amount of Debt	Fair Value of Warrants	Fair Value of Derivative Liability	Amount Applied to Debt Discount	Recorded as Financing Cost
December 20, 2006	$2,500,000	$3,667,558	$1,897,735	$2,500,000	3,065,293
February 22, 2007	675,000	-	745,921	675,000	70,921
March 16, 2007	675,000	-	561,774	561,774	-
	$3,850,000	$3,667,558	$3,205,430	$3,736,774	$3,136,214

At March 31, 2007, the fair value of the warrant and derivative liabilities were $7,676,190 and $3,251,194, respectively.  During the year ended March 31, 2007, we took a charge to earnings of $461,221 as a result of adjusting the warrant and derivative liabilities to fair value.

Results of Operations for the Year Ended March 31, 2007 as Compared to the Year Ended March 31, 2006.

Revenues and Cost of Sales. We had no significant revenues for the years ended March 31, 2007  or March 31, 2006, as we  were undertaking  Phase III clinical trials in order to obtain FDA approval of PreHistinTM as an over the counter drug. The twin Phase III ragweed trials were completed during the year ended March 31, 2007 and the data analyzed subsequent to the year end. After completing an independent review of electronic diary entry system, on July 6, 2007 we reported the preliminary top-line results which showed that PreHistinTM has not yet been able to demonstrate a statistically significance versus placebo.  This was attributed to the low levels of symptomology observed in patients receiving placebo, which rendered the studies inconclusive.  As of the date of this report, we are determining our next steps in light of those results.   As of the date of this report, we are continuing to evaluate and audit the Phase III trial data in light of these results. Our net sales were $0, as were our cost of sales and gross loss for both the year ended March 31, 2007 and the year ended March 31, 2006.

Operating Expenses. Our operating expenses for the year ended March 31, 2007 were $10,957,374 as compared to  $5,890,255 for the year ended March 31, 2006. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts. For the year ended March 31, 2007, this amount was represented by $62,141 in depreciation and amortization; $2,785,332 in professional fees; $1,936,800 in salary and wages; $173,185 in rent expense; $3,634,081 in marketing and research; $1,567,579 in stock option expense; $691,256 in other operating expenses; and $107,000 in legal settlements. This is compared to the year ended March 31, 2006, this amount was represented by the following: $92,899 in depreciation and amortization; $3,590,741 in professional fees; $1,061,520 in salary and wages; $152,696 in rent expense; ($325,937) in marketing and research; $505,618 in other operating expenses; and $812,718 in legal settlements. Our operating expenses increased during the year ended March 31, 2007 as compared to the year ended March 31, 2006 principally as a result of the increase in salary and wages, marketing and research from our Phase III clinical trials and an expense for stock option grants, offset by a decrease in professional fees and legal settlements. A significant portion of the professional fees were paid by issuing shares of our stock. The value of these services was based on the market value of our stock at the measurement date.

Interest expense and financing costs for the year ended March 31, 2007 were $1,066,954 compared to $697,139 for the year ended March 31, 2006. The increase is due to the interest on the convertible note payable, the demand note payable and the advances from related parties. Interest expense and financing costs also include the amortization of debt issue costs and debt discounts and penalties for not registering shares underlying the conversion of the convertible note payable and convertible preferred stock. During the year March 31, 2006, we fully amortized the debt discount and debt issue costs associated with the $600,000 convertible note payable due to the lawsuit filed by Gryphon, the holder of the convertible note payable.

The change in the fair value in the warrant liability relates to the decrease in the value of the detachable warrants issued in connection with the convertible note payable and convertible preferred stock. Due to the decrease of our stock price, the fair value of these warrants has decreased resulting in the decrease of the warrant liability.

Our Plan of Operation for the Next Twelve Months

Over the next twelve months, our strategy will include moving forward with the completion of Phase III clinical trials of our planned allergy prevention product, PreHistinTM.  Alternatively, we also may elect to pursue development of PreHistinTM for other atopic and allergic conditions; or to pursue a national and global marketing and licensing strategy for PreHistinTM.  We anticipate generating revenues from product sales in the next twelve months.  We estimate the cost to complete the Phase III clinical trials and the submission of an NDA to the FDA for marketing approval will be significant. We are determining the costs for alternative strategies as of the date of this filing.  However, we will need to raise funds to execute studies for the further development of our proposed PreHistin™ product line, to complete the development of additional products, or to pursue alternative strategies.  We are in the process of raising additional funds to execute further studies.  We also plan to raise funds through the exercise of Cornell Capital’s warrants, entering into a partnership agreement or private or other equity offerings. We may attempt to secure loans from lending institutions or other sources. There is no guarantee we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

Cornell Capital Funding.  As detailed above, on December 20, 2006, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we agreed to issue an aggregate principal amount of $3,850,000 of convertible secured debentures, which was fully funded by March 17, 2007. We used the proceeds for general corporate purposes and for working capital.

Also as described herein, we issued to Cornell Capital an aggregate total of 6,640,602 warrants, exercisable on a cash basis provided we are not in default, with the aggregate exercise price of $5,500,000 in four classes. If these warrants are exercised on a cashless basis, we would receive no proceeds from their exercise by Cornell Capital.

On April 23, 2007 Cornell Capital exercised all of its A warrants on a cash basis for 1,333,333 shares of our common stock at $0.75. Additionally, on March 23, 2007 and April 10, 2007, Cornell Capital converted $25,000 of its debentures into 33,025 and 33,539 common stock shares, respectively. On April 12, 2007, Cornell Capital converted $500,000 of its debentures into 730,780 shares of our common stock.

At March 31, 2007, the fair value of the warrant and derivative liabilities were $7,676,190 and $3,251,194, respectively.  During the year ended March 31, 2007, we took a charge to earnings of $461,221 as a result of adjusting the warrant and derivative liabilities to fair value.

As of March 31, 2007, we had cash and equivalents of $ 389,263. To fully execute our business plan for the next twelve months, we will need to raise additional funds in order to continue our operations. There is no assurance that these funds will be raised. Other than the funds already received from Cornell Capital, we have no ongoing source of working capital.

Other than the research and development related to our PreHistinTM product, we are currently evaluating research for other molecules.  For that activity we will need to raise additional funds; we do or not plan to engage in any other research and development unless we are able to raise additional funds.  However, in the event that we are able to move forward with these plans, we would anticipate additional hiring over the next twelve months.

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

Item 7.  Financial Statements

The financial statements required by Item 7 are presented in the following order:

Cobalis Corp. and Subsidiary
 Consolidated Financial Statements
Years Ended March 31, 2007 and 2006
And from November 21, 2000 (inception) to March 31, 2007

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of March 31, 2007	F-2

Consolidated Statements of Operations for the years ended March 31, 2007 and 2006,
and from November 21, 2000 (inception) to March 31, 2007	F-3

Consolidated Statement of Stockholders' Deficit for the period from November 21,
2000 (Inception) to March 31, 2007.	F-4

Consolidated Statements of Cash Flows for the years ended March 31, 2007 and 2006,
and from November 21, 2000 (inception) to March 31, 2007	F-5

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Cobalis Corp.
Irvine, California

We have audited the accompanying consolidated balance sheet of Cobalis Corp. and subsidiary as of March 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobalis and subsidiary as of March 31, 2007, and the results of its operations and its cash flows for the years ended March 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations, has not generated significant revenue, and has a working capital deficiency. Also, a judgement has been entered against the Company for a debt on which the Company defaulted. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
July 10, 2007

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
 Consolidated Balance Sheet

March 31,
2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$389,263
Prepaid expenses and other current assets	24,585

TOTAL CURRENT ASSETS	413,848

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $112,644	2,679
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $33,722	885
PATENTS, net of accumulated amortization of $334,410	619,029
DEBT ISSUANCE COSTS	368,878

TOTAL ASSETS	$1,405,319

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$612,366
Accrued expenses	729,928
Accrued clinical trial costs	1,244,731
Accrued legal settlements	1,600,000
Accrued salaries	265,792
Warrant liability	7,676,190
Accrued derivative liabililty	3,251,194
Promissory notes	46,813
Notes payable	150,000
Convertible notes payable	600,000
Senior Debenture, net of discount of $37,610	212,390

TOTAL CURRENT LIABILITIES	16,389,404

CONVERTIBLE DEBENTURE, net of discounts of $3,323,437	501,563

TOTAL LIABILITIES	16,890,967

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 36,291,031 shares issued and outstanding	36,291
Additional paid-in capital	25,018,200
Prepaid expenses	(20,757)
Deficit accumulated during the development stage	(40,519,382)

TOTAL STOCKHOLDERS' DEFICIT	(15,485,648)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,405,319

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative from
	Year Ended		November 21,
	March 31,	March 31,	2000 (inception) to
	2007	2006	March 31,2007

NET SALES	$-	$-	$5,589

COST OF SALES	-	-	31,342

GROSS LOSS	-	-	(25,753)

OPERATING EXPENSES:
Professional fees	2,785,332	3,590,741	11,960,859
Salary and wages	1,936,800	1,061,520	4,974,098
Rent expense	173,185	152,696	742,244
Marketing and research	3,634,081	(325,937)	5,553,516
Depreciation and amortization	62,141	92,899	589,405
Impairment expense	-	-	2,331,522
Stock option expense	1,567,579	-	1,567,579
Other operating expenses	691,256	505,618	2,318,186
Legal settlements	107,000	812,718	919,718

TOTAL OPERATING EXPENSES	10,957,374	5,890,255	30,957,127

LOSS FROM OPERATIONS	(10,957,374)	(5,890,255)	(30,982,880)

OTHER EXPENSE
Interest expense and financing costs	(1,066,954)	(697,139)	(5,268,928)
Convertible debenture financing cost	(3,136,214)	-	(3,136,214)
Loss on conversion of debt	(88,839)		(88,839)
Change in fair value of warrant and accrued derivative liabilities	(461,221)	(16,060)	(157,521)

TOTAL OTHER EXPENSE	(4,753,228)	(713,199)	(8,651,502)

NET LOSS	(15,710,602)	(6,603,454)	(39,634,382)

PREFERRED STOCK DIVIDENDS	37,500	75,000	1,110,000

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(15,748,102)	$(6,678,454)	$(40,744,382)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.48)	$(0.26)	$(1.83)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	32,508,089	25,816,344	22,299,461

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
 Consolidated Statement of Stockholders' Deficit

					Deficit
					accumulated	Total
			Additional		during the	stockholders'
	Common stock		paid-in	Prepaid	development	equity
	Shares	Amount	capital	Expenses	stage	(deficit)

Balance at inception (November 21, 2000)	-	$-	$-	$-	$-	$-
Issuance of founder’s shares in exchange
for property and equipment	16,300,000	16,300	-	-	-	16,300
Issuance of common stock for cash - November 2000 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for cash - December 2000 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for cash - February 2001 @ $1.00	12,000	12	11,988	-	-	12,000
Issuance of common stock for cash - March 2001 @ $1.00	125,000	125	124,875	-	-	125,000
Issuance of common stock for services - March 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Contributed capital	-	-	62,681	-	-	62,681
Net loss for the period from inception						-
(November 21, 2000) to March 31, 2001	-	-	-	-	(223,416)	(223,416)

Balance at March 31, 2001, as restated	16,492,000	16,492	254,489	-	(223,416)	47,565

Issuance of common stock for cash - April 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for telephone equipment -
April 2001 @ $1.00	6,750	7	6,743	-	-	6,750
Issuance of common stock for cash - May 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of common stock for website development -
May 2001 @ $1.00	17,000	17	16,983	-	-	17,000
Issuance of common stock for legal services -
May 2001 @ $1.00	1,000	1	999	-	-	1,000
Issuance of common stock for cash - June 2001 @ $1.00	23,500	24	23,476	-	-	23,500
Issuance of common stock for cash - July 2001 @ $1.00	20,000	20	19,980	-	-	20,000
Issuance of common stock for cash - August 2001 @ $1.00	25,000	25	24,975	-	-	25,000
Issuance of common stock for services, related party -
September 2001 @ $1.00	65,858	66	65,792	-	-	65,858
Issuance of common stock for cash - September 2001 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for services - September 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of stock options for services - September 2001	-	-	32,000	-	-	32,000
Issuance of common stock for cash - October 2001 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - December 2001 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for services -
December 31, 2001 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for services, related party -
December 2001 @ $1.00	117,500	118	117,382	-	-	117,500
Issuance of common stock for prepaid advertising -
December 2001 @ $1.00	15,600	15	15,585	-	-	15,600
Issuance of common stock for property and equipment -
January 2002 @ $3.00	1,000	1	2,999	-	-	3,000
Issuance of common stock for services, related party -
January 2002 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for cash - February 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for cash - March 2002 @ $2.00	12,500	12	24,988	-	-	25,000
Contributed capital	-	-	211,269	-	-	211,269
Deferred compensation	-	-	-	(60,108)	-	(60,108)
Net loss	-	-	-	-	(1,144,249)	(1,144,249)

Balance at March 31, 2002, as restated	16,965,708	16,966	1,005,492	(60,108)	(1,367,665)	(405,315)

Issuance of common stock for services - April 2002 @ $2.00	3,000	3	5,997	-	-	6,000
Issuance of common stock for cash - April 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - April 2002 @ $2.00	17,500	17	34,983	-	-	35,000
Issuance of common stock for cash - May 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - May 2002 @ $2.00	16,000	16	31,984	-	-	32,000
Issuance of stock options for services - May 2002	-	-	350,000	-	-	350,000
Contributed capital - bonus expense	-	-	50,000	-	-	50,000
Issuance of common stock for cash - June 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - June 2002 @ $2.00	5,000	5	9,995	-	-	10,000
Issuance of common stock for cash - July 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - August 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of common stock for cash - September 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of stock options below fair market value - November 2002	-	-	250,000	(250,000)	-	-
Issuance of common stock for conversion of note - December 2002 @ 2.00	50,000	50	99,950	-	-	100,000
Issuance of common stock for cash - December 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for services - December 2002 @ $2.00	15,000	15	29,985	-	-	30,000
Issuance of common stock for patents - December 2002 @ $2.00	2,000,000	2,000	1,285,917	-	-	1,287,917
Contributed capital			292,718	-	-	292,718
Issuance of common stock for exercise of options - December 2002	574,000	574	574,028	-	-	574,602
Deferred compensation				60,108		60,108
Contributed capital			5,000	-	-	5,000
Issuance of common stock for services - January 2003			25,000	-	-	25,000
Issuance of common stock for cash February 2003 @ $2.00	11,500	12	22,988	-	-	23,000
Issuance of common stock for cash March 2003 @ $2.00	5,000	5	9,995	-	-	10,000
Deferred compensation				54,000	-	54,000
Net loss				-	(2,148,008)	(2,148,008)

Balance at March 31, 2003, as restated	19,732,708	19,733	4,193,962	(196,000)	(3,515,673)	502,022

Issuance of common stock for cash April 2003 @ $2.00	70,000	70	139,930	-	-	140,000
Issuance of common stock for cash May 2003 @ $2.00	30,000	30	59,970	-	-	60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")	1,032,000	1,032	(101,032)	-	-	(100,000)
Issuance of common stock for penalties January 2004 @ $2.80	135,000	135	377,865	-	-	378,000
Issuance of common stock for services February 2004 @ $2.20	100,000	100	219,900	-	-	220,000
Issuance of common stock for services February 2004 @ $1.85	20,000	20	36,980	-	-	37,000
Value of beneficial converstion feature of convertible
debenture issued in September 2003			346,870	-	-	346,870
Fair value allocated to warrant liability for detachable
warrants issued with preferred stock			(181,849)	-	-	(181,849)
Dividend on preferred stock			885,000	-	(885,000)	-
Deferred compensation				196,000	-	196,000
Net loss				-	(5,703,639)	(5,703,639)

Balance at March 31, 2004	21,119,708	21,120	5,977,596	-	(10,104,312)	(4,105,596)

Issuance of common stock for penalties May 2004 @ $1.85	170,000	170	314,330	-	-	314,500
Issuance of common stock for services June 2004 @ $1.75	10,000	10	17,490	-	-	17,500
Issuance of common stock for conversion of debt June 2004 @ $1.60	371,317	371	593,736	-	-	594,107
Issuance of common stock for services July 2004 @ $1.35	7,489	8	10,101			10,109
Issuance of common stock for services July 2004 @ $1.10	75,000	75	82,425			82,500
Issuance of common stock for services August 2004 @ $0.75	100,000	100	74,900			75,000
Conversion of debt to common stock September 2004 @ 2.22	857,143	857	1,902,000			1,902,857
Issuance of common stock for services October 2004 @ $2.20	4,758	5	10,463			10,468
Issuance of common stock for services October 2004 @ $2.55	375,000	375	955,875			956,250
Issuance of common stock for services December 2004 @ $1.45	5,000	5	7,245			7,250
Issuance of common stock for services December 2004 @ $1.30	63,676	63	82,715			82,778
Issuance of common stock for services January 2005 @ $1.05	1,250	1	1,312			1,313
Issuance of common stock for services January 2005 @ $1.18	75,000	75	88,425			88,500
Issuance of common stock for services February 2005 @ $1.10	155,000	155	170,345			170,500
Issuance of common stock for services February 2005 @ $1.06	100,000	100	105,900			106,000
Issuance of common stock for services February 2005 @ $0.95	30,000	30	28,470			28,500
Issuance of common stock for services February 2005 @ $1.05	80,628	81	84,578			84,659
Issuance of common stock for services February 2005 @ $1.00	467,159	467	466,692			467,159
Issuance of common stock for services February 2005 @ $0.96	350,000	350	335,650			336,000
Issuance of common stock for financing costs March 2005 @ $0.81	50,000	50	40,450			40,500
Issuance of common stock for services March 2005 @ $0.80	5,000	5	3,995			4,000
Issuance of common stock for services March 2005 @ $0.75	120,000	120	89,880			90,000
Issuance of common stock for services March 2005 @ $0.68	37,500	38	25,462			25,500

Fair value of warrants issued to consultants			553,715			553,715
						-
Net loss					(8,101,014)	(8,101,014)

Balance at March 31, 2005	24,630,628	24,631	12,023,750	-	(18,205,326)	(6,156,945)

Cancelation of common stock previously issued	(105,000)	(105)	(113,895)			(114,000)
Issuance of common stock for services April 2005 @ $0.59	100,000	100	58,900			59,000
Issuance of common stock for services April 2005 @ $0.62	162,500	162	100,587			100,749
Issuance of common stock for services May 2005 @ $0.60	39,836	40	23,862			23,902
Issuance of common stock for services June 2005 @ $0.65	110,000	110	71,390			71,500
Issuance of common stock for services June 2005 @ $0.45	200,000	200	89,800			90,000
Issuance of common stock for services July 2005 @ $0.60	10,000	10	5,990			6,000
Issuance of common stock for services July 2005 @ $0.61	125,000	125	76,125			76,250
Issuance of common stock for interest July 2005 @ $0.61	50,000	50	30,450			30,500
Cancelation of common stock previously issued	(150,000)	(150)	(143,850)			(144,000)
Issuance of common stock for services August 2005 @ $0.48	100,000	100	47,900			48,000
Issuance of common stock for services September 2005 @ $0.50	30,000	30	14,970			15,000
Issuance of common stock for services September 2005 @ $0.42	50,000	50	20,950			21,000
Issuance of common stock for services September 2005 @ $0.50	75,000	75	37,425			37,500
Issuance of common stock for services October 2005 @ $0.53	220,000	220	115,280	(58,750)		56,750
Issuance of common stock for prepaid interest October 2005 @ $0.58	125,000	125	72,375	(72,500)		-
Issuance of common stock for conversion of debt October 2005 @ $1.75	150,000	150	262,350			262,500
Issuance of common stock for services November 2005 @ $0.78	822,706	823	644,847	(26,700)		618,970
Issuance of common stock for services January 2006 @ $1.54	335,000	335	515,165	(119,500)		396,000
Issuance of common stock for services February 2006 @ $1.42	62,000	62	87,738			87,800
Issuance of common stock for services March 2006 @ $1.58	121,467	121	192,237			192,358
Issuance of common stock for conversion of notes payable and
accrued interest March 2006	105,250	105	173,557			173,662
Cancelation of common stock previously issued	(3,000)	(3)	(4,797)			(4,800)

Amortization of prepaid expenses				112,025		112,025
Value of warrants issued with debt			131,365			131,365
Repricing of warrants			301,155			301,155
Amortization of fair value of warrants issued to consultants			1,541,628			1,541,628
						-
Net loss					(6,603,454)	(6,603,454)

Balance at March 31, 2006	27,366,387	27,366	16,377,254	(165,425)	(24,808,780)	(8,569,585)

Issuance of common stock for converstion of note payable and
accrued interest April 2006	27,200	27	51,109			51,136
Issuance of common stock for services April 2006 @ $1.46	115,000	115	167,835			167,950
Issuance of common stock for cashless exercise of warrants	192,997	193	(193)			-
Issuance of common stock for services May 2006 @ $1.37	150,000	150	204,450	(165,600)		39,000
Issuance of common stock for conversion of accounts payable May 2006 @ $1.28	111,416	112	142,501			142,613
Issuance of common stock for conversion of preferred stock July 2006 @ $2.12	208,333	208	442,292			442,500
Issuance of common stock for conversion of related party debt July 2006 @ $1.30	3,995,806	3,996	5,190,558			5,194,554
Issuance of common stock for services July 2006 @ $0.99	30,000	30	29,820	(14,850)		15,000
Issuance of common stock for conversion of convertible note debt July 2006 @ $1.01	200,000	200	201,800			202,000
Issuance of common stock for services August 2006 @ $0.97	20,000	20	19,380			19,400
Issuance of common stock for services September 2006 @ $0.92	156,000	156	143,684	(94,000)		49,840
Issuance of common stock for cash September 2006 @ $0.50	400,000	400	199,600			200,000
Issuance of common stock for services October 2006 @ $0.99	360,000	360	356,440			356,800
Issuance of common stock for cash October 2006 @ $0.50	1,150,000	1,150	573,850			575,000
Issuance of common stock for services November 2006 @ $0.93	1,163,695	1,164	1,081,846			1,083,010
Issuance of common stock for cash December 2006 @ $0.50	50,000	50	24,950			25,000
Issuance of common stock for converion of note payable
and accrued interest February 2007 @ $0.85	127,838	128	108,534			108,662
Issuance of common stock for conversion of preferred stock March 2007 @ $2.12	208,334	208	442,292			442,500
Issuance of common stock for conversion of convertible debenture March 2007 @ $0.76	33,025	33	24,967			25,000
Issuance of common stock for services March 2007 @ $0.80	225,000	225	179,775			180,000
Payment of equity offering costs			(57,500)			(57,500)
Amortization of prepaid expenses				419,118		419,118
Value of warrants issued with debt			112,533			112,533
Fair value of vested stock options issued to employees			1,567,579			1,567,579
Fair value of warrants issued for extension of debt			15,307			15,307
Amortization of fair value of warrants issued to consultants			961,818			961,818
Value of re-priced warrants			1,599			1,599
Value of warrants transferred to liability			(3,545,880)			(3,545,880)
						-
Net loss					(15,710,602)	(15,710,602)

Balance at March 31,2007	36,291,031	$36,291	$25,018,200	$(20,757)	$(40,519,382)	$(15,485,648)

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp.  and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
 Consolidated Statements of Cash Flows

			Cumulative from
	Year Ended		November 21,
	March 31,	March 31,	2000 (inception) to
	2007	2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,710,602)	$(6,603,454)	$(39,634,382)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	62,141	92,899	589,405
Common stock issued for services	1,911,000	1,637,979	6,757,323
Common stock issued for penalty	-	-	692,500
Common stock issued for financing costs	44,743	30,500	115,743
Change in value of warrant and accrued derivative liabilities	461,221	16,060	157,521
Amortization of debt issue costs	46,122	28,072	157,694
Exercise of stock options for services		-	26,960
Amortization of discounts on notes	479,020	-	1,269,148
Issuance of stock options/warrants for services/debt extension	1,136,953	1,541,628	3,639,296
Capital contribution - bonus (related party)		-	50,000
Amortization of prepaid expenses	419,118	112,025	546,743
Amortization of deferred compensation	-	-	250,000
Discount on common stock issued for settlement of debt	-	-	50,000
Impairment expense	-	-	2,331,522
Re-pricing of warrants	1,599	301,155	302,754
Value of vested stock options issued to employees	1,567,579	-	1,567,579
Non-cash financing costs	3,136,214	-	3,136,214
Changes in assets and liabilities:			-
Prepaid expenses and other assets	(7,359)	(4,680)	(12,039)
Inventory	-	-	6,250
Deposits	-	27,454	27,454
Accounts payable	315,230	112,930	1,163,369
Accrued expenses	345,235	(1,421,140)	1,760,036
Accrued clinical trial costs	1,244,731	-	1,244,731
Accrued legal settlement	(125,000)	1,665,000	1,600,000
Accrued salaries	(323)	-	(323)
Amounts due to related parties	215,574	390,067	2,043,481

Net cash used in operating activities	(4,456,804)	(2,073,505)	(10,161,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,703)	(89,272)
Increase in patent costs	(48,124)	-	(72,835)
Increase in acquisition deposits	-	-	(2,220,000)
Increase in other deposits	-	-	(40,000)
Increase in capitalized website	-	-	(18,097)

Net cash used in investing activities	(48,124)	(1,703)	(2,440,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	-	(11,941)	-
Payment on contract	-	-	(161,000)
Proceeds from advances - related party	-	2,256,500	4,581,449
Proceeds from advances from stockholders	-	310,000	310,000
Proceeds from issuance of notes payable	550,000	250,000	2,015,000
Proceeds from sale of common stock	800,000	-	1,606,500
Payment of equity offering costs	(57,500)	-	(57,500)
Proceeds from sale of preferred stock	-	-	885,000
Proceeds from convertible debenture	3,850,000	100,000	4,550,000
Capital contribution	-	-	571,668
Payment of debt issue costs	(415,000)	-	(498,500)
Payments on advances from stockholders	(10,000)	(50,000)	(60,000)
Payments on notes payable	(350,000)	-	(350,000)
Payments on advances - related party	-	(253,829)	(402,129)

Net cash provided by financing activities	4,367,500	2,600,730	12,990,488

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(137,428)	525,522	389,263

CASH AND CASH EQUIVALENTS, Beginning of year	526,691	1,169	-

CASH AND CASH EQUIVALENTS, End of year	$389,263	$526,691	$389,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$71,617	$-	$71,617
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common shares issued for conversion of debt	$5,581,352	$-	$5,581,352

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(formerly Biogentech Corp.)
(A Development Stage Company)
 Consolidated Statements of Cash Flows (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the period from November 21, 2000 (Inception) to March 31, 2005

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

For the Year Ended March 31, 2006

The Company issued 2,455,509 shares of its common stock valued at $2,105,430 for consulting services and employee salary and bonuses.

The Company issued 50,000 shares of its common stock valued at $30,500 for financing costs.

The Company issued 125,000 shares of its common stock valued at $72,500 for prepaid interest on a senior debenture.

The Company issued 105,250 shares of its common stock in exchange for notes payable and accrued interest totaling $173,663.

For the Year Ended March 31, 2007

The Company issued 2,169,695 shares of its common stock valued at $2,160,450 for consulting services and employee salary and bonuses.

The Company issued 192,997 shares of its common stock upon the cashless exercise of warrant.

The Company issued 27,200 shares of its common stock valued at $51,136 for notes payable and accrued interest due to clinical doctors.

The Company issued 111,416 shares of its common stock valued at $142,612 as payment for certain accounts payable.

The Company issued 3,995,806 shares of its common stock valued at $5,194,554 for related party debt.

The Company issued 416,667 shares of its common stock upon the conversion of 1,000 shares of preferred stock.

The accompanying notes are an integral part of these consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

Basis of Presentation & Going concern

The accompanying consolidated financial statements have been prepared in conformity with in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $15,710,602 for the year ended March 31, 2007 and as of March 31, 2007, the Company had a working capital deficiency of $15,975,556 and a stockholder deficit of $40,519,382. In addition, as of March 31, 2007, the Company has not developed a substantial source of revenue.

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments (See Notes 7 and 9) in the Company by Gryphon in September 2003 totaling $1,600,000. Full repayment is due under the settlement agreement on or before April 1, 2007. The Company did not make the payment by April 1, 2007; therefore, the stipulated judgment into which the Company entered with Gryphon provides that Gryphon has the right to enter a judgment of $1.6 million against the Company with the court upon the Company’s default.

On April 2, 2007, the Company filed a motion to vacate an agreed judgment based on several grounds including that allegation that Gryphon breached the “no shorting” provision contained in the settlement agreement. The Company believes, and so allege in the Motion to Vacate, that despite Gryphon’s agreement, Gryphon engaged in shorting of the Company’s stock.

On April 23, 2007, Gryphon sued the Company for breach of contract. This new lawsuit alleges that the Company breached a settlement agreement with Gryphon. Gryphon is also seeking a declaratory judgment that it did not breach the same settlement agreement. Gryphon’s alleged breach of the settlement agreement is the subject of the Company’s Motion to Vacate. In addition to the declaratory relief, Gryphon’s complaint seeks unspecified damages and attorneys’ fees.  On April 23, 2007, Gryphon also filed an opposition to the Company’s Motion to Vacate repeating the same allegations.

Since June 2007, Gryphon has aggressively been moving forward with judgment collection activities, including, but not limited to, conducting a debtor’s exam, levying the Company’s bank accounts and attaching the Company’s assets to the extent such assets are not already encumbered.

There is no guarantee that the Company will be successful in vacating the judgment or in defending the new lawsuit. If the Company is unsuccessful in vacating the judgment or in defending the subsequent lawsuit, and, if the Company is unable to subsequently timely resolve the Gryphon matter or raise capital to satisfy the judgment, the Company’s ability to move its business forward could be adversely affected.

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

The Company has recently raised $3,800,000 by issuing a convertible debenture and has sold shares of its common stock for gross proceeds of $800,000 and is currently attempting to raise additional financing for operating purposes. The Company is also attempting to partner with a large pharmaceutical company for research and development, marketing and distribution of its product.

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

Debt Issuance Costs

The Company has capitalized fees and expenses of $415,000 associated with the issuance of its convertible debentures as debt issuance costs, which are being amortized over the term of the convertible debentures.  During the year ended March 31, 2007, the Company amortized $46,122 in debt issuance costs leaving a balance of $368,878 as at March 31, 2007.

Research and Development

The Company incurs costs in the research and development of its primary drug candidate, PreHistin. All costs relating to phases I and II clinical trials were incurred before acquisition of the patents. Phase III and other research and development costs are charged to expense as incurred. For the years ended March 31, 2007 and 2006 and the period form November 21, 2000 (inception) to March 31, 2007, the Company incurred $3,634,081, $(325,937), and $5,553,516, respectively, in research and development expenses. The Company had estimated the amounts due related to the clinical trials incurred prior to April 1, 2005 and reduced this estimate by $415,418 during the year ended March 31, 2006 as the Company began settling its obligation with the doctors and other services providers who conducted the clinical trials.

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over three years. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totaled $707, $707, and $33,722, respectively, for the years ended March 31, 2007 and 2006 and the period from November 21, 2000 (inception) to March 31, 2007.

Patent Costs

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004. Amortization expense related to these patents for the years ended March 31, 2007 and 2006 and the period from November 21, 2000 (inception) to March 31, 2007 was $55,694, $53,865, and $443,039, respectively. Projected amortization expense approximates $56,000, $56,000, $56,000, $56,000 and $56,000, respectively, for each of the five years ended March 31, 2011. The weighted-average life of the remaining patents is approximately 14.7 years.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

Revenue Recognition

The Company will recognize revenue from product sales when shipment of product to the customer has been made, which is when title passes. The Company will estimate and record provisions for rebates, sales returns and allowances in the period the sale is recorded. Shipping and handling charges are included in gross sales, with the related costs included in selling, general and administrative expenses. For the years ended March 31, 2007 and 2006, the Company had not generated any significant revenue.

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

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

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. The pro forma expense to recognize during the nine months ended December 31, 2005 (prior to the adoption of SFAS 123R).

Net loss attributed to common stockholders:
As reported	$(6,678,454)
Compensation recognized under APB 25	—
Compensation recognized under SFAS 123	(1,603,482)
Pro forma	$(8,281,936)
Basic and diluted loss per common share:
As reported	$(0.26)
Pro forma	$(0.32)

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

Advertising and Marketing Costs

Advertising costs are expensed as incurred and included in operating expenses. For the years ended March 31, 2007 and 2006 and for the period from November 21, 2000 (inception) to March 31, 2007, advertising costs were $3,866, $1,995 and $339,179, respectively.

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company has excluded all outstanding options, warrants, and convertible note payable and preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive. As of March 31, 2007 and 2006, the Company has approximately 19,097,113 and 8,261,767 common stock equivalents, respectively. In addition, as of March 31, 2007, 5,991,864 shares of common stock are issuable upon the conversion of the convertible note payable and convertible debentures.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended March 31, 2007 and 2006 and the period from November 21, 2000 (inception) to March 31, 2007, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

Recently Issued Accounting Pronouncements

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−−an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2006 consisted of the following:

Furniture and fixtures	$73,203
Office equipment	42,120
115,323
Less accumulated depreciation and amortization	(112,644)

$2,679

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

Depreciation expense for the years ended March 31, 2007 and 2006 and the period from November 21, 2000 (inception) to March 31, 2007 was $5,740, $38,328 and $112,644, respectively.

NOTE 3 – ACCRUED LEGAL SETTLEMENTS

Former Landlord

In March 2003, the Company vacated its office space. The landlord then filed suit against the Company in the County of Orange, Superior Court of California, for unpaid rent. In January 2006, this matter was settled and the Company is to pay a total of $200,000 over the next year. During the quarter ended December 31, 2006, the Company increased the settlement amount by $60,000 bring the balance due at December 31, 2006 to $185,000, which was paid in January 2007.

Gryphon Master Fund LP

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments (See Notes 7 and 9) in the Company by Gryphon in September 2003 totaling $1,600,000. The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.  During the year ended March 31, 2007, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock and converted a total of $885,000 worth of preferred stock into 416,667 shares of the Company’s common stock.

As of March 31, 2007, the full $1,600,000 was still due under the settlement agreement. (Refer to Note 1).

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

NOTE 4 – DUE TO RELATED PARTIES

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

NOTE 5 – PROMISSORY NOTES

In June 2005, the Company converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006 and June 30, 2006, respectively, the Company converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of the Company’s common stock. At March 31, 2007, $46,813 of these notes was still outstanding.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

NOTE 6 – NOTES PAYABLE

In July 2006, the Company issued notes payable in the aggregate amount of $250,000 to three investors.  The notes bear interest at 5% per month and were due on September 14, 2006.  The Company exercised its option to extend the due date to October 14, 2006 and issued to the investors a total of 25,000 warrants.  The warrants have an exercise price of $1.50 per shares and expire in September 2011.  The value of these warrants of $15,307 has been expensed as financing costs.  The fair value of these warrants of $15,307 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 199%, (3) risk free interest of 4.50% and (4) dividend rate of $0%.  These notes were either converted to equity or repaid in January 2007.  During the year ended March 31, 2007, the Company repaid these notes payable and accrued interest thereon by paying $244,950 in cash and converting $66,919 into 127,838 shares of common stock and recorded $44,744 as loss on conversion.

In August 2006, the Company issued a note payable to MDC Enterprises Ltd. in the amount of $250,000 that accrues interest at 40% per annum and is due on December 29, 2006. In addition, the Company also issued to MDC Enterprises Ltd. a warrant to purchase 150,000 shares of the Company’s common stock for $0.75 per shares.  In January 2007, the Company repaid $150,000 of this note leaving a balance due at March 31, 2007 of $100,000.

The fair value of these warrants totaling $102,464 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 199%, (3) risk free interest of 4.50% and (4) dividend rate of $0%. The face amount of the note payable of $250,000 was proportionately allocated to the note payable and the warrants in the amount of $177,323 and $72,677, respectively. The amount allocated to the warrants of $72,677 was recorded as a discount on the note payable and is being amortized over the term of the debenture. During the year ended March 31, 2007, the Company fully amortized the $72,677 of the discount to interest expense.

In September 2006, the Company issued a note payable in the amount of $50,000 to an investor.  The note bears interest at 10% per annum and is payable upon demand.  This note is outstanding at March 31, 2007.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

Gryphon Master Fund, LP (See Note 3)

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

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

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000 (See Notes 3 and 9). The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.

During the year ended March 31, 2007, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock and converted a total of $885,000 worth of preferred stock into 416,667 shares of the Company’s common stock.

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

Cornell Capital Partners, L.P.

On December 20, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company agreed to issue up to an aggregate principal amount of $3,850,000 of convertible debentures. Of that amount, $2,500,000 was funded on December 20, 2006. Two additional closings of $675,000 each are scheduled to occur as follows: the first upon the Company’s filing of a registration statement with the Securities and Exchange Commission (“SEC”), and the second upon that registration statement being declared effective by the SEC.  The two additional closing took place on February 22, 2007 and March 16, 2007.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

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

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This derivative liability conversion liability is as follows:

Funding Date	Amount
December 20, 2006	$1,897,735
February 22, 2007	745,921
March 16, 2007	561,774
$3,205,430

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have a fair value of $3,667,558 at December 20, 2006 are shown as a liability.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 137% and expected term of 1 to 5 years.   The fair value of the derivative liability and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss.

The fair value of the derivative liability and the warrants at the inception of these convertible debentures were shown as a debt discount with any discount greater than the face amount of the debt being as financing costs in the accompanying statement of operations as follows.

Funding Date	Amount of Debt	Fair Value of Warrants	Fair Value of Derivative Liability	Amount Applied to Debt Discount	Recorded as Financing Cost
December 20, 2006	$2,500,000	$3,667,558	$1,897,735	$2,500,000	3,065,293
February 22, 2007	675,000	-	745,921	675,000	70,921
March 16, 2007	675,000	-	561,774	561,774	-
	$3,800,000	$3,667,558	$3,205,430	$3,736,774	$3,136,214

At March 31, 2007, the fair value of the warrant and derivative liabilities were $7,676,190 and $3,251,194, respectively.  During the year ended March 31, 2007, the Company took a charge to earnings of $461,221 as a result of adjusting the warrant and derivative liabilities to fair value.

The convertible debenture as at March 31, 2007 is as follows :-

Face value of the convertible debenture	$3,825,000
Less : Unamortized Discounts	3,323,437
Balance	501,563
Less : current portion
Long term convertible debenture	$501,563

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

NOTE 8 – SENIOR DEBENTURE

On October 26, 2005, the Company issued a senior debenture to the Brad Chisick Trust in the amount of $250,000 that accrues interest at 10% per annum and is due on October 26, 2007. In addition, the Company also issued to the Brad Chisick Trust a warrant to purchase 500,000 shares of the Company’s common stock for $1.75 per shares.

The fair value of these warrants totaling $276,827 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 194%, (3) risk free interest of 4.50% and (4) dividend rate of 0%. The face amount of the senior debenture of $250,000 was proportionately allocated to the senior debenture and the warrants in the amount of $118,635 and $131,365, respectively. The amount allocated to the warrants of $131,365 was recorded as a discount on the senior debenture and is being amortized over the term of the debenture. During the year ended March 31, 2007, the Company amortized $65,683 of the discount to interest expense. At March 31, 2007, the balance of the debenture is shown as $212,390 net of unamortized discount of $37,610 in the consolidated balance sheet. In addition, on October 26, 2005, the Company issued to the Brad Chisick Trust 125,000 shares of its common stock valued at $72,500 as pre-payment of the accrued interest on this senior debenture. The prepaid interest will be amortized to interest expense over the two year term of the senior debenture.

During the year ended March 31, 2007, the Company issued an additional 20,000 warrants to the Brad Chisick Trust as additional consideration for this senior convertible debentures.  The fair value of these warrants totaling $17,840 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 139%, (3) risk free interest of 4.50% and (4) dividend rate of 0%.

NOTE 9 – CONVERTIBLE PREFERRED STOCK (SEE NOTE 3)

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000 (See Notes 3 and 7). The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.

During the year ended March 31, 2007, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company’s common stock and converted a total of $885,000 worth of preferred stock into 416,667 shares of the Company’s common stock.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock of which 1,000 have been designated at Convertible Preferred Stock (see Note 9).

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock.

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

Transactions under the Plans during the years ended March 31, 2007 are summarized as follows:

The following table summarizes the options outstanding:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2006	1,625,000	$1.74	$ 374,000
Reclassified from warrants	2,000,000	$1.75
Granted	2,950,000	$1.38
Forfeited/Canceled	(433,333)	$1.58
Outstanding, March 31, 2007	6,141,667	$1.58	$ -

The weighted average remaining contractual life of options outstanding is 6.90 years at March 31, 2007. The number of vested options at March 31, 2007 is 3,390,442.  The exercise prices for the options outstanding at March 31, 2007 are as follows:

Number of Options	Exercise Price
475,000	$1.00
2,800,000	$1.40
1,666,667	$1.75
1,200,000	$2.00
6,141,667

The fair value for the options issued during the year ended March 31, 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.50%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares ranging from 142% to 188%; and a weighted average expected life of the option of 3 to 5 years.

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

Warrants

As a result of the issuance of the convertible debenture to Cornell Capital (See Note 7) the fair value of all warrant issued to non-employees have been removed from stockholders’ equity and shown as a liability.  On December 20, 2006, the fair value of such warrants was $3,545,880.  The fair value of these warrants and those issued to Cornell Capital will be adjusted to fair value at each balance sheet date.

The following table summarizes the warrants outstanding:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, March 31, 2006	6,636,767	$1.67	$1,435,630
Transferred to options	(2,000,000)	$1.75
Granted	8,762,846	$0.86
Forfeited/Canceled	(250,000)	$1.75
Exercised	(194,167)	$0.01
Outstanding, March 31, 2007	12,955,446	$1.13	$356,334

The weighted average remaining contractual life of warrants outstanding is 3.38 years at March 31, 2007.  The number of vested warrants at March 31, 2007 is 12,955,446.  The exercise prices for the warrants outstanding at March 31, 2007 are as follows:

Number of Warrants	Exercise Price
150,000	$0.01
4,597,292	$0.75
1,205,400	$0.83
2,860,154	$1.00
3,942,600	$1.75
200,000	$2.00
12,955,446

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

NOTE 11 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$6,580,000
State net operating loss	905,000
Equity instruments issued for compensation/services	4,736,000
Accrued compensation	89,000
Accrued legal settlements	640,000
Impairment expense	888,000
13,838,000
Total deferred tax assets
Less valuation allowance	(13,838,000)

$--

During the years ended March 31, 2007 and 2006, the valuation allowance increased by $4,702,000 and $2,638,000, respectively.

At March 31, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $19,414,000 and $13,844,000, respectively, which include federal and state NOL in the amount of approximately $4,200,000 and $1,662,000 respectively, from Biogentec, Inc., prior to the effective date of the reverse merger on July 2, 2003. Federal NOLs could, if unused, expire in varying amounts through 2021. State NOLs, if unused, could expire in varying amounts through 2016.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended March 31, 2007 and 2006 is as follows:

	2007	2006
Federal income tax rate	(34.0%)	(34.0%)
State tax, net of federal benefit	(6.0%)	(6.0%)
Charge for financing costs	7.9%	-
Change in value of liabilities	1.2%	-
Equity instruments issued for
Compensation/services	11.8%	23.47%
Accrued compensation	(1.1%)	0.6%
Accrued legal settlements	(1.1%)	12.2%
Increase in valuation allowance	21.3%	3.5%
Effective income tax rate	0.0%	0.0%

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

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

Former Leased Office Space: The Company was a defendant in a suit brought by its former landlord for breach of lease agreement and alleged unpaid rent in the County of Orange, Superior Court of California, Case No. 03CC02904. This lawsuit was settled in January 2007 pursuant to a settlement agreement and a payment of $185,000.

InnoFood/Modofood: On July 28, 2003, the Company entered into a Stock Exchange Agreement ("InnoFood Agreement") with InnoFood Inc. ("InnoFood") wherein the Company agreed, among other things, to provide InnoFood with funding totaling $5,000,000 in exchange for, among other things, 100% interest in InnoFood. The completed purchase of InnoFood was not to occur until the $5,000,000 funding was delivered. Under the InnoFood Agreement, the Company was obligated to provide InnoFood with the funding on or before December 31, 2003. The Company did provide InnoFood with $2,220,000. The Company has confirmation that $1,850,000 of the funds provided to InnoFood was sent to Modofood S.P.A., an Italian company ("Modofood"). InnoFood originally entered into a licensing agreement with Modofood to market and distribute Modofood's food processing technology. On October 17, 2003, the Company entered into a Letter of Understanding ("LOU") with InnoFood to restructure the relationship between ourselves and InnoFood. The Company believes that InnoFood and certain related individuals may have intentionally misled our management regarding certain material matters.

On January 8, 2004, InnoFood sent us a letter attempting to terminate the original InnoFood Agreement and the October 17, 2003 LOU. InnoFood claimed that the Company breached both the InnoFood Agreement and the LOU by failing to provide the funding called for under those agreements. With the letter of termination, InnoFood delivered a signed promissory note agreeing to pay back $2,160,000 (net of $60,000 interest InnoFood charged to the Company for non-payments). The promissory note accrues interest at 10% and is due and payable on or before January 15, 2009. Though the Company did not accept that note, the Company believes that this promissory note represents an acknowledgment of InnoFood's debt to the Company.

In late 2006, the Company filed a complaint entitled Cobalis Corp. v. InnoFood, Reynato Giordano, James Luce, Robert Dietrich, Randal Lanham, in Orange County Superior Court, California, Case No. 06CC10355, to attempt to recapture the funds transferred to InnoFood and acquire any intellectual property related to the food preservation process at issue.  On March 3, 2007 Randal Lanham filed a cross complaint which was amended on May 28, 2007.  Cobalis and cross-defendant Chaslov Radovich filed a Demurrer to the Lanham cross complaint for which a hearing date has been set for August 17, 2007.  The Company intends to vigorously prosecute this matter, though as with any litigation, there is no guarantee of a favorable outcome.

Gryphon Master Fund, LP. On November 8, 2004, Gryphon Master Fund, LP, (“Gryphon”) filed a lawsuit against the Company in United States District Court, Northern District of Texas, Dallas Division, Case No. 3:04-CV-2405-L. The lawsuit sought repayment of a $600,000 convertible note payable, accrued interest on the convertible note payable within the prescribed period, penalties for failing to register shares underlying the conversion of the convertible note payable, attorneys fees and court costs. In March 2006, the Company entered into settlement agreement with Gryphon where both parties agreed to dismiss any and all current and future claims, legal proceedings and litigation upon full satisfaction of the settlement agreement.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

The settlement, which relates to two investments in the Company totaling $1.6 million made by Gryphon in September 2003, includes an agreed judgment totaling $1.6 million. Of the remaining unconverted instruments, Gryphon is also eligible to convert its convertible note and convertible preferred stock it holds to 508,334 shares of the Company’s common stock. Under the settlement agreement, full repayment of the $1.6 million was due on or before April 1, 2007. The Company did not make the payment by April 1, 2007; therefore, the stipulated judgment into which the Company entered with Gryphon provides that Gryphon has the right to enter a judgment of $1.6 million against the Company with the court upon the Company’s default.

On April 2, 2007, the Company filed a motion to vacate an agreed judgment (the “Motion to Vacate”) in the U.S. District Court for the Northern District of Texas, Dallas Division with regard to case #3:04-CV- 2405 between Gryphon Master Fund, L.P. (“Gryphon”) and the Company. The Company based the Motion to Vacate on several grounds including that allegation that Gryphon breached the “no shorting” provision contained in the settlement agreement. The Company believes, and so allege in the Motion to Vacate, that despite Gryphon’s agreement, Gryphon engaged in shorting of the Company’s stock. Since June 2007, Gryphon has aggressively been moving forward with judgment collection activities, including, but not limited to, conducting a debtor’s exam, levying the Company’s bank accounts and attaching the Company’s assets to the extent such assets are not already encumbered.

On April 23, 2007, Gryphon sued the Company for breach of contract in the same U.S. District Court as above, Case #3:07-cv-00701B. This new lawsuit alleges that the Company breached a settlement agreement with Gryphon. Gryphon is also seeking a declaratory judgment that it did not breach the same settlement agreement. Gryphon’s alleged breach of the settlement agreement is the subject of the Company’s Motion to Vacate. In addition to the declaratory relief, Gryphon’s complaint seeks unspecified damages and attorneys’ fees.  On April 23, 2007, Gryphon also filed an opposition to the Company’s Motion to Vacate repeating the same allegations.  A trial date is scheduled for the September 2007 docket.

There is no guarantee that the Company will be successful in vacating the judgment or in defending the new lawsuit. If the Company is unsuccessful in vacating the judgment or in defending the subsequent lawsuit, and, if the Company is unable to subsequently timely resolve the Gryphon matter or raise capital to satisfy the judgment, the Company’s ability to move its business forward could be adversely affected.

Marinko Vekovic: On March 9, 2006, Marinko Vekovic, a former consultant, filed a complaint against the Comapny alleging a  breach of a written consulting agreement, specific performance of common stock warrants and the “reasonable value of work and labor performed,” seeking damages in excess of $700,000, and specific performance of an alleged obligation to issue 600,000 free trading warrants at a $1.75 share price. The lawsuit, entitled Vekovic vs. Cobalis, is pending in Orange County Superior Court, Central Justice Center, Case No. 06CC03923.

On April 18, 2006, the Company filed an answer to the complaint, denying the allegations by Mr. Vekovic. On the same date, the Company also filed a cross-complaint for rescission of the consulting agreement, on grounds that Mr. Vekovic made numerous material misrepresentations intended to fraudulently induce the Company to enter the consulting agreement and to issue to Vekovic 112,500 shares of its S-8 common stock. Through the Company’s cross-complaint, it sought to rescind the consulting agreement and seek restitution from Mr. Vekovic in an amount no less than the price for which Mr. Vekovic sold the 112,500 shares of its S-8 common stock, plus all or some portion of the compensation paid to Mr. Vekovic, given that the Company believes Mr. Vekovic substantially failed to perform the consulting services which were the subject of the consulting agreement. The Company also sought to recover attorneys’ fees incurred in the defense of the complaint and the prosecution of its cross-complaint, pursuant to the attorneys’ fee provision in the consulting agreement. On March 5, 2007, the Company entered into a settlement agreement with Mr. Vekovic with regard to this case, whereby the Company agreed to register on a future Form S-8 and issue 50,000 shares to Mr. Vekovic in addition to a grant of 25,000 warrants to purchase shares of our common stock at $1.75 per share, expiring December 31, 2009.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

Europacific Consulting, Inc.  This action was filed on May 23, 2006 in the Supreme Court of New York, County of New York, Case No. 601830/06. Europacific Consulting, Inc. (“Europacific”) is a New York corporation whose sole shareholder and director is Antonio Treminio. Europacific is suing for alleged breach of oral contract and damages of $250,000. Europacific alleges that Cobalis orally engaged Europacific to perform certain services for the Company, including introductions to potential board members, qualified investors and strategic alliances for our product line. The Company issued 20,000 shares to Europacific in January 2005, and canceled those shares in May 2005. In October 2006, the Company settled this case by rescinding our stop order on those 20,000 shares.

Cappello Capital Corp. In March 2005, the Company entered into an agreement with Cappello Capital Corp. (“Cappello”) for investment banking and related financial services. Pursuant to a financing agreement, the Company issued 100,000 shares as an initial retainer. The Company believes that Cappello did not perform per the agreement, but  no settlement can be guaranteed.

Noel Marshall. On March 1, 2007, the Company became aware for the first time of the complaint for damages, Case # 07CC03208 filed in Superior Court Orange County California, entitled Noel Marshall v. Cobalis Corp. Chas Radovich, Radul Radovich, Drsgica Radovich, R.R. Holdings, Biogentec, Silver Mountain Productions and St. Petka Trust, alleging breach of contract, fraud, constructive trust, money had and received, and account stated (the "Marshall Action"). In the Marshall Action, plaintiff is alleging, among other things, that certain misrepresentations were made with the intent of inducing plaintiff to purchase shares of the Company’s common stock.  The Company believes this lawsuit is frivolous and without merit. The Company intends to vigorously defend this matter. As with any litigation, there is no guarantee of a favorable outcome.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2007, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

The Company currently leases its corporate office under an operating lease that expires in March 2008. The Company has paid a security deposit of $12,546 per the terms of the lease agreement.

Rent expense for the years ended March 31, 2007 and 2006 and for the period from November 22, 2000 (inception) to March 31, 2007, was $173,185, $152,696 and $742,244, respectively.

Future minimum lease payments applicable to non-cancelable operating leases as of March 31, 2007, are as follows:

Operating
Leases
Year ending March 31,
2008	150,558

Net Minimum Lease Payments	$150,558

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2007 and 2006 and the Period
From November 21, 2000 (inception) to March 31, 2007

NOTE 13 – SUBSEQUENT EVENTS

The following events occurred subsequent to March 31, 2007:

•	The Company issued 767,319 shares of common stock to Cornell Capital in connection with the conversion of $525,000 of their convertible debenture.

•	The Company issued 411,080 S-8 shares for payment of account payable and services rendered.

•	The Company issued 300,000 shares of common stock to Gryphon Master Fund in connection with the conversion of their $600,000 convertible note.

•	The Company issued 750,000 shares of common stock to four individuals/entities for services rendered.

•	The Company issued 1,333,333 shares upon the exercise of warrants that resulted in gross proceeds to the Company of $1,000,000.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants that are required to be disclosed pursuant to Item 304 of Regulation S-B during the last two fiscal years except for the following:

The circumstances requiring disclosure stem from December 1, 2004, the date on which our independent auditor at the time, Stonefield Josephson, Inc., Certified Public Accountants, (“Stonefield”) notified us of certain errors contained in the quarterly report on Form 10-QSB for the period ended September 30, 2004 as filed on November 24, 2004. That report was filed prior to Stonefield completing their review and contained several errors, including the following:

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

Item 8B. Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors. As of July 13, 2007 our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Gerald Yakatan	65	Chief Executive Officer, Director
Chaslav Radovich	47	President, Secretary
Radul Radovich	84	Chairman of the Board, Director
Ernest Armstrong	47	Chief Scientific Officer
Kevin Prendiville	52	Director
Thomas Stankovich	46	Director
Kevin Pickard	43	Interim Chief Financial Officer and Treasurer
Thomas H. Silberg	60	Director
Ellen McDonald	45	Director
S. Wayne Kay	56	Director

Gerald Yakatan, Chief Executive Officer and a Director. Dr. Yakatan was appointed as one of our directors in February 2006, and as our chief executive officer in May 2006. Prior to joining us, Dr. Yakatan served as president, chief executive officer and a director of Avanir Pharmaceuticals, a reporting company ("Avanir"), from 1998 to 2005. Avanir trades on the NASDAQ under the trading symbol "AVNR". Dr. Yakatan served as Avanir's vice president of drug development from 1995 to 1998. Dr. Yakatan also serves as Chairman of IriSys, Inc., and a privately-held company he founded in 1996, that specializes in pharmaceutical product development contract services. In 1990, he founded Tanabe Research Laboratories, USA, Inc., a wholly owned subsidiary of Tanabe Seiyaku of Osaka, Japan, where he served as president and chief executive officer until 1995. From 1987 to 1990, Dr. Yakatan served as executive vice president for research and development for Immunetech Pharmaceuticals. In 1980, he joined Warner-Lambert Company, Pharmaceutical Research Division, as director of pharmacokinetics and drug metabolism, and in 1983 was later appointed vice president for worldwide product development. From 1971 to 1980, Dr. Yakatan was on the faculty of the University of Texas at Austin where he also served as Chairman of the Department of Pharmaceutics and as Assistant Director of the Drug Dynamics Institute. He has published more than 60 papers in scientific and professional journals in the areas of pharmacokinetics, biopharmaceutics, analysis of drugs in biological fluids and drug stability. Dr. Yakatan received his Bachelor of Science in pharmacy from Temple University in 1963 and a Masters in pharmaceutical chemistry in 1965. In 1971, he was awarded a Doctorate in pharmaceutical sciences by the University of Florida, Gainesville. Dr. Yakatan is not an officer or director of any other reporting company.

Chaslav Radovich, President, Secretary. Mr. Radovich served as our sole officer from July 2003 until the appointment of additional officers in 2005, and as our sole director until the appointment of additional directors in 2004, as described herein. He resigned as a director in February 2007. Mr. Radovich was founder and chief executive officer of Best Electronics, Inc., from 1986 through 1992. Best Electronics was a wholesaler-distributor of computer memory and peripheral products for companies including Intel, NEC, Toshiba, Motorola and Texas Instruments. Since 1992, he has been an independent investor and investment banker with R & R Holdings, Inc. Over the last ten years, Mr. Radovich has raised well over $100 million for private and public companies and played an instrumental role in taking many of them public, including Healthstar, Pharmaprint, LogOn America and AimSmart. Mr. Radovich is the son of Radul Radovich, the chairman of our Board of Directors. He is not an officer or director of any other reporting company.

Radul Radovich, Chairman of the Board of Directors. Mr. Radovich was appointed as one of our directors in 2004. Mr. Radovich has been a Senior Project Manager and Project Head for several multi-billion dollar projects with Ciba-Geigy (Novartis), British Petroleum, Parsons, Narmco, Page Engineering and others. His leadership and focus on deliverable results enabled Mr. Radovich to complete each project as scoped, on time and within budget, driving customer satisfaction and profitability in line with projections. His extensive and diverse experience equipped him to provide consulting services to several Fortune 100 corporations. Radovich has been Chairman of R & R Holdings, Inc., a private investment banking company, for over 15 years. He earned an MSME at University of Belgrade, Yugoslavia. Mr. Radul Radovich is the father of Mr. Chaslav Radovich, our president, corporate secretary and a member of our board of directors. He is not an officer or director of any other reporting company.

Ernest Armstrong, Chief Scientific Officer. Mr. Armstrong was appointed as our vice president for business development in 2001 and as our chief scientific officer in 2005, and served as one of our directors from 2004 to 2007. Mr. Armstrong has overseen clinical research on allergic rhinitis products and out-licensed medical technology for us. Mr. Armstrong took responsibility for overall clinical development (phases 2 and 3), developed clinical and laboratory protocols and interfaced with the FDA on approval and regulatory matters. From 1991 through 2001, Mr. Armstrong was founder and president of Broncorp, Inc., a research-based pharmaceutical company focused on drug-delivery technologies and on developing treatments for asthma and allergy.  He directed clinical research and wrote patents for pharmaceutical products.  He was an Associate Professor of International Business at Dai-Ichi Economics College, Fukuoka, Japan from 1988 to 1991. Mr. Armstrong speaks seven languages and previously lived in Canada, France, Guatemala, Italy, Japan and Switzerland. His education includes: BA-International Marketing and core courses for BS in Biology, Humboldt State University, Arcata, California; BA-French, University of Aix-en-Provence, France; MBA-San Francisco State University. Mr. Armstrong is not an officer or director of any other reporting company.

Kevin J. Prendiville, M.D., F.A.C.S. Director. Dr. Prendiville was appointed as one of our directors in 2004. Dr. Prendiville is a Diplomate of the American Board of Ophthalmology and a Fellow of the American College of Surgeons. Since 1986, he has operated a thriving ophthalmology practice in Cottonwood and Sedona, Arizona, specializing in small incision cataract surgery, cosmetic and functional eyelid surgery as well as excimer laser vision correction. Dr. Prendiville also serves as Medical Director for the Cottonwood/Verde Valley Eye Surgery Center and, since 1989, has held numerous medical leadership positions at Verde Valley Medical Center in Cottonwood. Dr. Prendiville is not an officer or director of any other reporting company.

Thomas Stankovich, Director. Mr. Stankovich was appointed as one of our directors as of January 1, 2007. He served as our treasurer and chief financial officer from December 2005 to December 2006. In December 2006, Mr. Stankovich was appointed as the vice president, chief financial officer and secretary of Response Genetics, Inc. (NASDAQ: RGDX), a public company. Before joining us, Mr. Stankovich previously served as senior vice president and chief financial officer of MP Biomedicals from 2003 to 2005. From 2001 to 2003, he served as senior vice president and chief financial officer for Ribapharm, Inc. (now part of Valeant Pharmaceuticals International). From 1986 to 2001, Mr. Stankovich has served in various executive financial management positions for ICN Pharmaceuticals, Inc. (now renamed Valeant Pharmaceuticals International) including vice president, chief financial officer for ICN International A.G., and vice president and controller for ICN Europe. Mr. Stankovich holds Bachelor of Science degrees in both accounting and finance from California State University, Northridge, which he earned in 1984. Mr. Stankovich is not an officer or director of any other reporting company.

Kevin Pickard, Interim Chief Financial Officer and Treasurer. On December 19, 2006, our Board of Directors agreed to appoint Kevin Pickard as interim chief financial officer and treasurer. Mr. Pickard is a certified public accountant with experience providing management consulting services for small to medium sized companies, including due diligence on potential acquisitions, preparing projections and business plans, positioning companies for initial public offerings and preparing required SEC filings for public companies. Mr. Pickard has practiced as a CPA for over 19 years, and has been involved in a number of public offerings and private placements. He has served as a financial consultant to us since late 2004. He has been owner of Pickard & Company, CPAs, APC since 1998. From 1996 to 1998, he was with Singer Lewak Greenbaum & Goldstein, LLP, where he became a partner and co-managed the firm’s securities practice group. From 1987 to 1996, he was with Coopers & Lybrand, LLP, currently Pricewaterhouse Coopers, LLP, where he focused on auditing companies in the insurance, high-tech and manufacturing industries. Mr. Pickard received a B.S. degree in Accounting and Master of Accountancy from Brigham Young University in 1987. Until December 2006, Mr. Pickard previously served as CFO of Triton Distribution Systems, Inc., a Colorado corporation, and a reporting company. Since November 2006, Mr. Pickard has also served as the interim CFO for Signalife, Inc., a reporting company listed on AMEX. Mr. Pickard was also appointed as interim CFO for Universal Guardian Holdings, Inc., an OTCBB company in December 2006.

S. Wayne Kay, Director. From 2005 to the present, Mr. Kay has served as an executive advisor to the management and boards of several early-stage companies as a self employed consultant, including a life sciences tool company, a company developing a non-invasive cardiac output measurement device, a clinical chemistry reagent medical device company and similar enterprises.  From 2001 to 2004, Mr. Kay was the president, chief executive officer and director of Quidel Corporation in San Diego, California, initially serving as chief operating officer in 2001.

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

Ellen McDonald, Director. From 2005 to the present, Ms. McDonald has served as the senior vice president business operations for Chugai Pharma USA, LLC, which is a foreign issuer listed on the Over-the-Counter Pink Sheets as CHGCF.PK. From 2004 to 2005, she was self-employed as a strategic commercialization consultant for small to mid-sized biotechnology, pharmaceutical and medical device companies. From 2001 to 2004, Ms. McDonald was the senior vice president for cardiovascular marketing and medical with Bristol-Myers Squibb. From 1989 to 2001, she held positions of increasing responsibility with Johnson & Johnson, Inc. In 1999, she assumed the role of vice president, oncology franchise for Ortho Biotech Inc., which at the time was Johnson & Johnson’s largest pharmaceutical franchise. Ms. McDonald served on active duty with the U.S. Army Military Police Corps from 1984 to 1989, achieving the rank of captain. Ms. McDonald earned her bachelor’s of science degree in general engineering from the U.S. Military Academy at West Point in 1984, and her masters of business administration from Columbia University in 1996. Ms. McDonald is not an officer or director of any other reporting company.

Thomas H. Silberg, Director. In May 2006, Mr. Silberg became the executive vice president for operations for Abraxis Bioscience, Inc. a company listed on NASDAQ under the symbol ABBI, and in September 2006, was appointed as the president of Abraxis Pharmaceutical Products, with offices in Chicago and Los Angeles. From 2004 to 2005, Mr. Silberg has served as the chief operating officer of Tercica Inc., located in South San Francisco, which is a biopharmaceutical company listed on NASDAQ under the symbol TRCA. From 2001 to 2003, Mr. Silberg was the executive vice president and chief operating officer for Ligand Pharmaceuticals, Inc., and from 2000 to 2001, its senior vice president for commercial operations. From 1972 to 2000, he was with Hoffmann La-Roche Inc. in increasingly responsible positions, finally serving as its vice president for business operations from 1994 to 1999. Mr. Silberg earned his bachelor’s degree in marketing and advertising from the University of Minnesota in 1972. He also attended programs in Management at Harvard in 1992 and in Finance at Wharton in 1986. In the past, he also served as a member of the Licensing Executive Society, the Biotechnology Industry Organization, a member of the Medi-Promotions Board of directors, the American Society of Health-Systems Pharmacists Commission on Goals, the University of Southern California, Center of Excellence in Health Management Executive Board and several Hoffman-LaRoche organizations. He is not an officer or director of any other reporting company.

Family Relationships. Chaslav Radovich is the son of Radul Radovich. There are no other family relationships between our officers and directors.

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

Terms of Service of Officers and Directors.  Our directors serve until the next annual meeting of shareholders.  Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Our Medical Advisory Board. Our Medical Advisory Board consists of nine doctors in the fields of allergy and immunology, as well as an attorney with extensive education in immunology, biochemistry and intellectual property law. These physicians and medical research scientists are associated with top healthcare institutions throughout the country and have long term experience in allergy and immunology as well as managing and conducting clinical trials. Several of the advisory board members have previously contributed their scientific and medical expertise to the research and development of our foundation product, PreHistinTM. The members of our advisory board are:

James M. Brodsky, RPh, ND, HMD, Chief Researcher. Dr. Brodsky is a facilitating professor at the University of Southern California School of Pharmacy. He has been on the teaching staff at the University of the Pacific Pharmacology Department and at Santa Ana College where he taught Pharmacy Terminology. He has published numerous articles on Natural Medicine and is a recognized speaker on Natural Medicine. Dr. Brodsky has been the owner/pharmacist of Villa Park Pharmacy for over 25 years. Dr. Brodsky has been a member of the American Pharmaceutical Association, the California Pharmaceutical Association, the Orange County Pharmaceutical Association and the American Naturopathic Medical Association.

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

Richard E. Danziger M.D., Ph.D. Education: George Washington University - M.D., University of Alberta - Ph.D., Dartmouth College - BA. Board Certifications: American Board of Pediatrics - Diplomate, American Board of Allergy & Immunology - Diplomate. Publications: Wagner, C.J.; Danziger, R.E. and Nelson, H.S. “Relation Between Positive Small Air Ions, Weather Fronts and Pulmonary Function in Patients with Bronchial Asthma. Annals of Allergy 51 (4): 430-435. 1983. Fortner, B.R.; Danziger, R.E.; Rabinowitz, P.S. and Nelson, H.S. The effect of ascorbic acid on cutaneous and nasal response to histamine and allergen. J. Allergy Clinical Immunology. (69) 484—488. 1982. Numerous additional publications and presentations.

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

Lewis Joseph Kanter, M.D. Education: University of California - B.S. Biological Sciences, Georgetown University School of Medicine - M.D. Internship: Pediatrics - National Naval Medical Center. Residency: Pediatrics - National Naval Medical Center. Board Certifications: American Board of Pediatrics - Board Certified, America Board of Allergy and Immunology (A Conjoint Board of the American Board of Pediatrics and American Board of Internal Medicine) - Board Certified. Faculty Appointments: Uniformed Services University of Health Sciences, Assistant Professor of Pediatrics and Assistant Professor in Internal Medicine, University of California at Los Angeles School of Medicine, Clinical faculty. Publications: Nedocromil in the Outpatient Management of Asthma, Arch Fam Med 1995’ 4:835-842. Inhaled Fluticasone Propionate in the Treatment of Asthma, Advances in Therapy Jan/Feb 1997, Vol. 14. No. 1. Inhaled Corticosteriods for Asthma Therapy, Epitomes-Allergy & Immunology, Western Journal of Medicine Nov. 1997, Vol. 167, No. 5; 343-346. Numerous additional publications and presentations.

Anita M. Kirkpatrick, Ph.D. Education: University of San Diego School of Law - Juris Doctor Degree, Massachusetts Institute of Technology Sloan School of Management - Master’s Degree in Management of Technology, University of New Mexico School of Medicine - Ph.D. in the Medical Sciences (Biochemistry), New Mexico Highlands University M.S. in Chemistry, Mount St. Mary’s College/San Diego State College - B.S. in Chemistry. Certification and Licensure: California State License in Clinical Chemistry, Certified Specialist in Immunology, American Society of Clinical Pathologists. Professional Societies: American Association for Clinical Chemistry, American Chemical Society; San Diego Section, American Society of Clinical Pathology, American Society for Microbiology, American Intellectual Property Law Association, California Association for Medical Laboratory Technology, San Diego County Bar Association, San Diego Intellectual Property Law Association, Licensing Executives Society. Joseph T. Morgan, M.D. Education: University of Colorado School of Medicine, M.D. Internship: Good Samaritan Hospital - General Rotating Internship, Pediatric Residency: St. Joseph’s Hospital, University of Colorado Medical Center, University of Colorado Medical Center - Chief Resident in Pediatrics. Board Certification: The American Board of Pediatrics.

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

Charles Jay Siegel, M.D. Education: University of Wisconsin-Madison, Medical College of Wisconsin - M.D. Internship: Children’s Mercy Hospital - Pediatrics. Residency: Children’s Mercy Hospital - Pediatrics. Fellowship: Children’s Mercy Hospital, University of Kansas Medical Center. Board Certifications: National Board of Medical Examiners, American Board of Pediatrics, and American Board of Allergy & Immunology. Honors: Board of Regents, American College of Allergy, Asthma, & Immunology - 1993-1995, Executive Committee American College of Allergy, Asthma, & Immunology - 1994-1995, Chairman CME Committee of The American College of Allergy Asthma & Immunology - 1997-2001, Chairman Re-certification Committee of The American College of Allergy Asthma & Immunology, Chairman Pharmaceutical Symposia Committee American College of Allergy Asthma & Immunology, and Program committee 1997-2000 The American College of Allergy Asthma & Immunology. -Publications: Author of numerous articles.

Audit Committee and Financial Expert.  We have not yet determined whether we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.  Our Audit Committee consists of directors Thomas Stankovich, chair, Thomas H. Silberg, Ellen McDonald, and Kevin Prendiville; our Nominating and Corporate Governance committee consists of Ellen McDonald, chair, Kevin Prendiville, and S. Wayne Kay; and our Executive Compensation Committee consists of S. Wayne Kay, chair, Thomas H. Silberg, and Thomas Stankovich. Radul Radovich, the chair of our Board of Directors, is an ex officio member of all committees.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2007 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements, with the exception of the following:

Mr. Kay, Mr. Silberg and Ms. McDonald were appointed directors on February 14, 2007 and were granted options on March 14, 2007.  To date, Mr. Kay has not filed any report on Form 3 with regard to either his status or the option grant, and Mr. Silberg’s report on Form 3 was filed on April 13, 2007 and Ms. McDonald’s report on Form 3 was filed on April 20, 2007.

Mr. Radul Radovich and St. Petka Trust, for which Mr. Radovich is the trustor and a beneficiary, have six late reports as follows:  St. Petka Trust gifted and sold shares on April 17, 2006, which were not reported until May 15, 2006; St. Petka gifted and sold shares; an entity owned and controlled by Mr. Radul Radovich gifted shares on May 16, which was not reported until May 26, 2006; St. Petka Trust transferred shares to a creditor of the company on July 11, 2006, which was not reported until October 20, 2006; Mr. Radul Radovich and his affiliated entities including St. Petka Trust, RR Holdings, R&R Development and Silver Mountain Promotions were each granted shares in settlement of a debt by the company on October 17, 2007, which was not reported until October 20, 2007; St. Petka Trust gifted shares on December 11, 2006, which was not reported until April 13, 2007.  Mr. Radul Radovich’s and his entities’ transactions are attributable to Mr. Chaslav Radovich below as a beneficial owner, since the two are immediate family members and share a household.

Mr. Chaslav Radovich was awarded shares of stock and options as compensation on May 15, 2006, which were not reported until August 1, 2006; Mr. Chaslav Radovich was granted shares on October 17, 2006.  Mr. Chas Radovich’s transactions are attributable to Mr. Radul Radovich above as a beneficial owner, since the two are immediate family members and share a household.

Dr. Gerald Yakatan was awarded options as compensation on May 15, 2006, which was not reported until July 26, 2006.  Dr. Yakatan was granted shares as compensation on October 17, 2006, which was not reported until October 24, 2006.

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

Summary Compensation Table. The compensation of the named executive officers for the last two completed fiscal years ended March 31, 2007 and March 31, 2006 is shown below:

Name and Principal Position	Year Ended 3/31	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Gerald Yakatan, CEO	2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2007	300,000 (1)	0	360,942 (2)	0	0	0	20,700 (5)	681,642
Thomas Stankovich Former CFO, Treasurer	2006	200,000 (3)	None	422,000	None	1,603,482 (4)	0	4,234 (5)	2,229,719 (6)
	2007	200,000 (3)	n/a	n/a	n/a	n/a	0	4,234 (5)	204,234 (6)
Chaslav Radovich President, CEO	2006	125,000 (8)	None	204,500	None	None	0	10,290 (5) 54,000 (7)	393,790 (6)
	2007	250,000 (1)	None	None	541,413	None	0	12,834 (5) 54,000 (7)	858,247 (6)
Ernest Armstrong Chief Scientific Officer	2006	100,000 (6) (9)	None	32,750	None	None	0	9,762 (5)	142,512
	2007	175,000 (6)	None	None	None	None	0	15,942 (5)	190,942
Kevin Pickard, Interim CFO, Treasurer	2007	50,000 (6)	None	200,000 shares (10)	None	None	0	0	50,000 plus value of shares
_________________
(1)	Annual salary rate shown; paid monthly from inception of employment as an officer beginning May 15, 2006
(2)	Represents grant of 200,000 shares of stock as a signing bonus
(3)	Annual salary rate shown; received salary through December 19, 2006, resignation date as officer
(4)
These 1,000,000 warrants were to vest over a term of three years; during the year ended March 31, 2007, these 1,000,000 warrants were cancelled and replaced with an equivalent grant of options; however, upon Mr. Stankovich’s departure as our employee in December 2006, he was only entitled to the 666,667 options that had vested through the date of his departure.

(5)	Approximate value of group health insurance benefits paid on employee’s behalf (annual rate shown)
(6)	Assumes 12 month employment term, not necessarily actual amounts received for partial years of payment or service
(7)	Value of annual cost of housing expenses paid by company through May 31, 2007; house also shared with family member and director Radul Radovich
(8)	A portion of the $125,000 salary was paid with 125,000 shares in lieu of cash salary.
(9)	A portion of the $100,000 salary was paid with 32,000 shares in lieu of cash salary.
(10)	Shares payable at the rate of 50,000 shares quarterly

Employment Contracts.

Chaslav Radovich. Chaslav Radovich, our President, executed a new employment agreement as of May 15, 2006, the terms of which are summarized below. His original employment agreement with us was dated November 22, 2000 and was amended on December 31, 2001, paid an annual salary of up to $125,000 with certain bonuses. As of March 31, 2006, we had a payable to Mr. Radovich totaling $52,083. In mid 2004, we issued Mr. Radovich 107,901 shares of our common stock in satisfaction of $154,500 of past due compensation plus interest. With an additional issuance of 93,750 shares of S-8 stock issued in February 2005, Mr. Radovich’s salary was paid in full through December 31, 2004. In November 2005, we issued 225,000 shares to Mr. Radovich, which were intended to compensate him in the amount of $125,000 representing wages due, and $100,000 as an employee bonus. We have accrued the $52,083 owed him through March 31, 2006. As of May 31, 2007 Mr. Radovich has been paid all salary amounts due him, but has not been paid anything since that date.

The material terms of Mr. Radovich’s new contract, executed on May 15, 2006, are summarized below:

Executive	Chaslav Radovich
Position	President
Start Date	05/15/06
Term	3 years
Base Salary	$250,000 per year
Back Wages	100,000 restricted shares in lieu of $86,939.10 for back wages and unused vacation up to start date of 05/15/06
Stock Options	1,500,000 options at an exercise price of $1.40 vested over 3 years; 5 year term

In addition, on May 1, 2006 we began the lease of a single-family residential property as corporate housing for the benefit of Mr. Chaslav Radovich, as our president, as well as for guests of the company visiting the local area while attending to our business. The monthly rent for the premises is $4,500, paid by issuing 20,000 shares of our common stock to the landlord. The lease extended until January 31, 2007, and on September 28, 2006, was extended until May 31, 2007, with the payment of an additional 20,000 shares of our common stock paid to the landlord at that time.  We did not renew the lease after May 31, 2007.

Ernest Armstrong. In February 2004, Ernest Armstrong agreed to serve as our vice president of business development in conjunction with our purchase of the patent underlying our principal product (formerly known as "Immun-Eeze") in 2000 from Gene Pharmaceuticals, LLP, of which Mr. Armstrong was the managing member until January 2007. Mr. Armstrong previously received a salary of $100,000 annually and is eligible for annual bonuses as well. Mr. Armstrong’s employment agreement is being prepared. In November 2005, we issued 32,000 shares of our common stock registered on Form S-8 as payment of wages due Mr. Armstrong under his employment contract, and additional 16,000 shares of common stock as a bonus.  Mr. Armstrong’s salary was increased to $175,000 on an annual basis on August 1, 2006.  Mr. Armstrong was last paid monthly salary amounts due on May 31, 2007.

Thomas Stankovich. In December 2005, we issued Mr. Stankovich 100,000 shares of our common stock as a signing bonus. The material terms of Mr. Stankovich’s contract, executed in December 2005, are summarized below:

Executive	Thomas Stankovich
Position	CFO
Start Date	12/05/05
Term	3 years
Base Salary	$200,000 per year
Signing Bonus	100,000 registered shares on the start date and 150,000 restricted shares after 30 days
Stock Options*	1,000,000 options to purchase shares of our common stock at $1.75 vested over 3 years; 5 year term
*Mr. Stankovich was originally granted an equal number of warrants with equivalent terms; in November 2006, these warrants were canceled and replaced with options. As of the date of his departure from our employment, 666,667 of his options had vested.

Mr. Stankovich resigned his positions as chief financial officer and treasurer effective December 18, 2006. However, he was appointed as one of our directors effective January 1, 2007. As such, he is no longer due a salary from us, and is entitled to only to shares already granted and the 666,667 options that have already vested and any compensation due by virtue of his position as a director.

Gerald Yakatan. The material terms of Dr. Yakatan’s contract, executed on May 15, 2006, are summarized below:

Executive	Gerald Yakatan
Position	CEO
Start Date	05/15/06
Term	3 years
Base Salary	$300,000 per year
Signing Bonus	100,000 restricted shares on the start date and 100,000 restricted shares after 90 days
Stock Options	1,000,000 options to purchase shares of our common stock at $1.40 vested over 3 years; 5 year term

Kevin Pickard. The material terms of Mr. Pickard’s contract, effective December 19, 2006, are summarized below.  A formal written agreement was executed on March 20, 2007.

Executive	Kevin Picard
Position	Interim CFO and Treasurer
Start Date	12/16/06
Term	One year renewable
Base Salary	$50,000 per year
Signing Bonus	50,000 restricted shares to be granted at the beginning of each quarter for calendar 2007

Mr. Pickard has been paid his salary through April 30, 2007 only; of the shares scheduled to be issued, 100,000 shares have been issued per the terms of his contract.

Outstanding Equity Awards at Fiscal Year-end. As of the year ended March 31, 2007, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Thomas Stankovich	666,667 options(1)	333,333 options (1)	None	$1.75	December 2016	0	n/a	n/a	n/a
Ernest Armstrong	1,200,000 options	0	0	$2.00	February 2011(2)	0	n/a	n/a	n/a
Chaslav Radovich	1,000,000 options	500,000 options	None	$1.40	May 2011	0	n/a	n/a	n/a
Gerald Yakatan	666,667 options	333,333 options	0	$1.40	May 2011	0	n/a	n/a	n/a
Kevin Pickard	100,000 warrants (3)	0	None	$1.75	Sept 2009 July 2010 (4)	50,000	n/a	n/a	n/a
___________________
(1)	Originally warrants later converted to options as described herein.
(2)	Or seven years from the date of the underlying agreement, pending finalization of that agreement.
(3)	Awarded prior to engagement as our interim CFO and treasurer.
(4)	Of this total, 50,000 warrants expire in Sept. 2009 and 50,000 expire in July 2010.

Director Compensation. The following concerns the compensation of our directors for their service as directors during the fiscal year ended March 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Gerald Yakatan	0	70,000	360,942	0	0	0	430,942
Radul Radovich	0	0	0	0	0	2,496 (1) 54,000 (2)	56,496
Kevin Prendiville	0	10,000	0	0	0	0	10,000
Thomas Stankovich	0	0	565,935	0	0	0	565,935
Ellen McDonald	0	0	12,799	0	0	1,556 (3)	12,799
Thomas H. Silberg	0	0	12,799	0	0	0	12,799
S. Wayne Kay	0	10	12,799	0	0	0	12,799

_________________________
(1)	Health insurance premium paid on behalf of director.
(2)	Value of housing provided by company
(3)	Travel expenses to attend board meetings paid on behalf of director
(4)	Value of annual cost of housing expenses paid by company through May 31, 2007; house also shared with family member and corporate officer Chaslav Radovich

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans. Refer to the table included in Item 5, above.

Security Ownership of Certain Beneficial Owners and Management.  The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 26, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.  The table below assumes 40,372,555 shares of our common stock outstanding as of June 26, 2007.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gerald Yakatan 2445 McCabe Way, Suite 150 Irvine, CA, 92614	612,500 shares (1) Chief Executive Officer and Director	1.5%
Common Stock	Thomas Stankovich 2445 McCabe Way, Suite 150 Irvine, CA, 92614	428,070 shares (2) Director	1.2%
Common Stock	Chaslav Radovich 2445 McCabe Way, Suite 150 Irvine, CA, 92614	1,184,934 shares (3) President, Secretary	2.9%
Common Stock	Radul Radovich 46 Calle Fresno San Clemente, CA, 92672	10,076,528 shares (4) Chairman of the Board of Directors	25.0%
Common Stock	Ernest Armstrong 2445 McCabe Way, Suite 150 Irvine, CA, 92614	251,967 shares (5) Chief Scientific Officer	0.6%
Common Stock	Kevin Prendiville 2445 McCabe Way, Suite 150 Irvine, CA, 92614	506,480 shares (6) Director	1.3%
Common Stock	Kevin Pickard 445 McCabe Way, Suite 150 Irvine, CA, 92614	130,000 shares (7) Interim Chief Financial Officer and Treasurer	0.3%
Common Stock	St. Petka Trust 46 Calle Fresno San Clemente, CA 92672	7,417,736 shares (4)	18.4%
Common Stock	Silver Mountain Promotions 6446 Silver Dawn Lane Las Vegas, NV, 89118	848,688 shares (4)	2.1%
Common Stock	R and R Holdings 46 Calle Fresno San Clemente, CA, 92672	411,375 shares (4)	1.0%
Common Stock	R & R Development 46 Calle Fresno San Clemente, CA, 92672	170,644 shares (4)	0.4%
Common Stock	Gene Pharmaceuticals 2445 McCabe Way, Suite 180 Irvine, CA, 92614	1,449,087 shares (8)	3.6%
Common Stock	James Hammer 2537 Red Arrow Drive Las Vegas, NV 89135	3,774,643 shares (9)	9.3%
Common Stock	Thomas H. Silberg 2445 McCabe Way, Suite 150 Irvine, CA, 92614	No shares (10)	0%
Common Stock	Ellen McDonald 2445 McCabe Way, Suite 150 Irvine, CA, 92614	No shares (10)	0%
Common Stock	S. Wayne Kay 2445 McCabe Way, Suite 150 Irvine, CA, 92614	No shares (10)	0%
Common Stock	Officers and directors as a group	14,361,496 shares	35.6%

_________________________
(1)	Dr. Yakatan also owns 1,000,000 options to purchase shares of our common stock at $1.40 per share which were granted on May 15, 2006, vest over three years, and expire on May 15, 2016.
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

(6)
Kevin Prendiville owns 100,000 shares directly and is a trustee of the Prendiville Revocable Trust which owns 390,000 shares Kevin J. Prendiville MD Profit Sharing owns 12,840; he also owns 3,640 shares as custodian for his minor child. Dr. Prendiville also owns 333,000 warrants to purchase shares of our common stock at $1.75 per share, which were granted and vested on October 24, 2005 and expire on October 24, 2010.

(7)
Kevin Pickard was appointed as our interim CFO and treasurer in December 2006. He holds 100,000 warrants to purchase shares of our common stock for $1.75 per share; of those, 50,000 warrants expire on September 7, 2009 and 50,000 warrants expire on July 29, 2010. Those warrants were issued while Mr. Pickard served as our consultant.

(8)	Until January 2007, Mr. Armstrong was managing member of Gene Pharmaceuticals, LLC, which owns 1,449,087 shares.

(9)
James Hammer owns 1,177,143 shares individually, 360,000 owned by immediate family members who share his household, 107,500 shares owned jointly with his spouse and 1,650,000 shares owned by the Hammer Family Trust.

(10)
Thomas H. Silberg, Ellen McDonald and S. Wayne Kay were appointed as directors in February 2007. Each was granted 50,000 options to purchase shares of our common stock with an exercise price of $1.00 per share. Those options vest over three years and expire after five years.

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

Lock Up Agreements and Forbearance Agreements. Our officers and directors have entered into certain agreements as a requirement of the funding agreements with Cornell Capital. These include lock-up agreements limiting the sale of all the shares of our common stock that they own to the guidelines provided by rule 144 for a period extending for 30 days after all amounts due under the convertible debentures have been paid. These shares are listed in the table “Security Ownership of Certain Beneficial Owners and Management” above. Additionally, our officers and directors have executed forbearance agreements by which they agreed not to exercise any rights they may have pursuant to the respective warrants or options they hold to purchase shares of our common stock, until after such time as we have adequate authorized common stock to accommodate such exercises. These warrants and options are listed in the “Security Ownership of Certain Beneficial Owners and Management” table above.

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B, except for the agreements referenced herein with Cornell Capital. Specifically, Mr. Radul Radovich has pledged 8,400,000 of shares owned or beneficially owned by him to secure the Cornell Capital debentures mentioned herein.

These 8,400,000 shares comprise approximately  20.8% of our currently issued and outstanding common stock, and are a large percentage of the 10,076,528 shares of our common stock that are owned by Mr. Radovich, chairman of our board of directors, and his affiliated entities. The pledged shares include the following:

•	1,228,085 shares held by Mr. Radovich individually;
•	5,893,018 of the7,417,736 shares held d by St. Petka Trust, of which Mr. Radovich is the trustor and a beneficiary;
•	411,042 shares held by R and R Holdings, owned by Mr. Radovich; and
•	803,855 shares held by Silver Mountain Promotions, Inc., owned by Mr. Radovich.

If we default on the agreements with Cornell Capital, these pledged shares would be transferable to Cornell Capital, thus resulting in a change in control. In the event that Cornell Capital is issued the full 7,024,085 shares registered by means of our recent registration statement on Form SB-2, such issuance would result in approximately 16.5% of the new total. In the event that Cornell Capital obtains the 8,400,000 shares of pledged stock, described above, then in conjunction with the 7,024,085 shares, Cornell Capital could potentially own up to 15,424,085 shares, or approximately 38.2% of that new total. Either of these scenarios would result in Cornell Capital exercising significant influence over our affairs as a shareholder of a large percentage of our issued and outstanding common stock.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

Consulting Contract. We have a consulting contract with R and R Holdings, Inc., one of our shareholders ("R and R"), whereby R and R provides managerial consulting services to us at the rate of $125,000 per year. R and R is also one of our shareholders. Until October 2006, we had accrued a payable to R and R under the contract for consulting fees totaling $512,392 which is included as a payable to related parties. Radul Radovich, one of our directors, and his spouse are the owners of R and R Holdings. Radul Radovich and his spouse are the parents of Chaslav Radovich, our president, secretary and until February 2007, a member of our board of directors. This amount owed was later converted to shares, as described below.

Advances. We have received cash advances from Mr. Radul Radovich, one of our directors and the chairman of our board of directors, and several affiliated entities. Mr. Radul Radovich, the St. Petka Trust, our largest shareholder, and other entities related to or owned by Mr. Radul Radovich have also advanced us cash from time to time. On July 18, 2006 we entered into an accord and satisfaction agreement to settle the aggregate debt of $5,194,553 including interest accrued through June 30, 2006, in exchange for the issuance of 3,995,809 shares of our common stock.

The related parties that were owed funds include Radul Radovich, our chairman of the board of directors, and several entities owned and controlled by Mr. Radovich.

The amounts owed as of September 30, 2006 were as follows:

•	Mr. Radovich was owed $952,611 principal along with interest of $127,509, for a total of $1,084,120;
•	St. Petka Trust, a principal shareholder, and of which Mr. Radovich is the beneficiary and trustor, was owed $1,585,500 principal, along with interest of $211,335, for a total of $1,796,835;
•	R and R Holdings, Inc. a Nevada corporation owned by Mr. Radovich, was owed $471,507 principal, along with interest of $62,848, for a total of $534,355;
•	Silver Mountain Promotions, Inc., a Nevada corporation, owned by Mr. Radovich, was owed $922,103 principal, along with interest of $122,909, for a total of $1,045,012;
•	R R Development, Inc., a California corporation, owned by Mr. Radovich, was owed $170,000 principal, along with interest of $51,838, for a total of $221,838; and
•	Mr. Radovich was owed $512,392 for consulting fees, pursuant to a consulting contract with us.

To settle these amounts owed, on October 17, 2006, we issued an aggregate 3,995,809 shares of our common stock to Radul Radovich individually, and to entities owned and controlled by Mr. Radovich. The entities owned by Mr. Radul Radovich that were issued shares were the following: the St. Petka Trust, organized in Delaware; R and R Holdings, Inc., a Nevada corporation, R and R Development, a California corporation, and Silver Mountain Promotions, Inc., a Nevada corporation. The shares were issued with respect to the these entities' request for conversion of amounts owed to them by us pursuant to certain promissory notes and to Mr. Radovich pursuant to the consulting contract between us and R and R Holdings, Inc. As reported, the agreement by which these obligations were settled was executed in July 2006, and the parties agreed that the amounts owed were to be converted at the rate of $1.30 per share, a premium over the market price at the time. The conversion amounts as of the settlement date were as follows:

·	The note with Radul Radovich had a principal amount of $956,611, interest accrued of $127,509 for a total of $1,084,120, which was converted to 833,938 shares.
·	The note with St. Petka Trust had a principal amount of $1,585,500, interest accrued of $211,335 for a total of $1,796,835, which was converted to 1,382,180 shares.
·	The note with R and R Holdings, Inc. had a principal amount of $471,507, interest accrued of $62,848 for a total of $534,355, which was converted to 411,042 shares.
·	The note by Silver Mountain Promotions, Inc. had a principal amount of $922,103, interest accrued of $122,909 for a total of $1,045,012, which was converted to 803,855 shares.
·	The note by RR Development had a principal amount of $170,000, interest accrued of $51,838 for a total of $221,838, which was converted to 170,644 shares.
·	Radul Radovich was owed $512,392 in consulting fees for his services to the Registrant, which was converted to 394,147 shares.

The 3,995,809 shares were issued to Mr. Radovich, one of our directors, and to his owned entities, pursuant to the Securities Act Section 4(2) registration exemption.

Employment Contracts. Refer to “Executive Compensation” section below for a summary of employment agreements we have in place with our officers.

Amounts Owed Pursuant to Employment Contracts. As of March 31, 2006, we owed Mr. Chas Radovich $52,083 in past due compensation. He served as our chief executive officer through May 18, 2006, and is our current president and corporate secretary. As of May 1, 2006, Mr. Radovich was paid this amount. During the three month period ended December 31, 2005, we paid Mr. Chas Radovich a total of 104,167 in shares of common stock for past due salary. As of March 31, 2006, we owed $21,794 to Ernest Armstrong, a current officer, and $113,125 to James Luce, a former officer and employee in past due compensation. We have reserved this amount owed merely for accounting purposes, but believe that since Mr. Luce was dismissed for cause, he is not entitled to this amount and are currently contesting the matter with Mr. Luce. Otherwise, we believe all amounts payable under employment agreements in force are currently paid through May 31, 2007.

Corporate Housing. On May 1, 2006 we began the lease of a single-family residential property as corporate housing for the benefit of Mr. Chaslav Radovich, as our president, and other guests of the company visiting to attend to our business. The monthly rent for the premises is $4,500, paid by issuing 20,000 shares of our common stock to the landlord. The lease extended until January 31, 2007, and on September 28, 2006, was extended until May 31, 2007, with the payment of an additional 20,000 shares of our common stock paid to the landlord at that time. We made no lease payments after May 31, 2007.

Patent Royalty Agreement and Asset Pledge. In 2000, the patent underlying our principal product (formerly known as "Immun-Eeze"), along with pending international patent applications, and certain other tangible assets and related trademarks, copyrights and customer lists (“operating assets”) were purchased from Gene Pharmaceuticals, LLC (“Gene Pharmaceuticals”) for $150,000 plus royalties, including royalties tied to future sales. Ernest Armstrong, our chief scientific officer and formerly one of our directors, was the managing member of Gene Pharmaceuticals until January 2007.

In August 2002, the parties agreed to postpone the payment of royalties in exchange for 250,000 options to purchase shares of our common stock at $1.10 per share. In December 2002, the parties agreed to supersede the terms of the August 2002 addendum by amending the original agreement to include an additional issuance of 2,000,000 shares of our common stock to Gene Pharmaceuticals of BioGentec's (i.e. Cobalis’) common stock at $2.00 per share, plus royalties of 1.5% of gross sales of products.

In February 2004, the parties agreed that a “Revised Asset Purchase Agreement” would provide for the following: we would grant Mr. Armstrong the option to purchase 1,200,000 shares of our common stock at $2.00 per share, expiring seven years from the date of the revised agreement; St. Petka Trust would grant to Mr. Armstrong the option to purchase 1,000,000 shares of our common stock held by St. Petka at $2.00 per share, expiring seven years from the date of the revised agreement; Gene Pharmaceuticals’ agreement to remove the anti-dilution clause from the Memorandum of Agreement in exchange for the issuance of 20,000 shares; the 1.5% royalty shall be amended to include a survivability clause; Mr. Armstrong will be employed by us at an annual salary of $100,000, and annual bonuses. The specific terms have been finalized and in that regard, the Revised Asset Purchase Agreement is currently being drafted. However, in the event that royalties become payable and we do not make those royalty payments, the patents could revert to Gene Pharmaceuticals.

In November 2006, Gene Pharmaceuticals executed an asset pledge statement. Pursuant to the requirements of our funding arrangement with Cornell Capital, as described herein, and pursuant to that asset pledge statement, Gene Pharmaceuticals agreed to give us the right to assign our operating assets to Cornell Capital to secure our agreements with Cornell Capital. In the event that we default on the agreements with Cornell Capital, those assets may revert to Cornell Capital.

Common Stock Issuances to Related Parties. In February 2004, we issued 20,000 shares of restricted common stock to Ernest Armstrong, our Vice President of Business Development at the time. The shares were valued at $1.50 per share.

In April 2004, we issued 622,084 shares of our common stock which we registered on Form S-8. Of that total, we issued the following to related parties:

•	120,923 shares to Chaslav Radovich, our President, in lieu of employee wages;
•	36,231 shares to Ernest Armstrong, our Vice President of Business Development at the time and now our Chief Scientific Officer;
•	81,516 shares to James Luce, our chief operating officer and chief marketing officer at the time; and
•	6,250 shares to Dr. Lyndon Mansfield, one of our advisory board members.

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

In November 2005, we issued 562,706 shares of our common stock which we registered on Form S-8. Of that total, we issued the following to related parties:

•	225,000 shares to Chaslav Radovich, our President, and at the time, our chief executive officer, in lieu of employee wages (125,000 shares) and as an employee bonus (100,000 shares);
•	100,000 shares to Thomas Stankovich, at the time, our chief financial officer and treasurer, as a part of his signing bonus;
•	48,000 shares to Ernest Armstrong in lieu of employee wages (32,000 shares) and as an employee bonus (16,000 shares).

In January 2006, we issued an additional 150,000 shares to Thomas Stankovich, our chief financial officer and treasurer at the time, as the final part of his signing bonus.

In May 2006, we issued 111,416 shares of our common stock which we registered on Form S-8. Of that total, we issued the following to related parties: 20,000 to Dr. Lyndon Mansfield for medical advisory board services in relation to our clinical trials.

In October 2006, in addition to the shares issued to the Radovich entities described above, we issued 1,113,695 shares of our common stock which we registered on Form S-8. Of that total, we issued the following to related parties:

•	362,500 shares to Gerald Yakatan, our chief executive officer in lieu of employee wages (190,789 shares) and as an employee bonus (171,711 shares);
•	302,083 shares to Chaslav Radovich, our president, in lieu of employee wages (158,991 shares) and as an employee bonus (143,092 shares);
•	178,070 shares to Thomas Stankovich, our chief financial officer and treasurer at the time, in lieu of employee wages (63,596 shares) and as an employee bonus (114,474 shares); and
•	95,563 shares to Ernest Armstrong in lieu of employee wages (43,691 shares) and as an employee bonus (51,872 shares).

Options. We granted the following related-party options:

In February 2004, pursuant to our patent purchase agreement with Gene Pharmaceuticals, we agreed to grant Mr. Ernest Armstrong 1,200,000 options to purchase shares of our common stock at $2.00 per share, and expiring 7 years from the date of the revised underlying agreement.

During our fiscal years ending March 31, 2005 and 2006, we did not grant any options to any related parties.

On May 15, 2006, pursuant to the terms of their respective employment agreements, we granted Dr. Yakatan 1,000,000 options and Mr. Chas Radovich 1,500,000 options. The exercise price is $1.40 per share; the options vest over at three year period and expire ten years from the date of grant.

In November 2006, we granted Thomas Stankovich, our chief financial officer at the time, 1,000,000 options to purchase shares of our common stock at $1.75 per share and which expire in ten years; these options were granted in place of equivalent warrants granted in December 2005. As of his departure from our employment in December 2006, a total of 666,667 of those options had vested.

In February 2007, we appointed Thomas H. Silberg, Ellen McDonald and S. Wayne Kay to our board of directors. Each is slated to receive 50,000 options to purchase shares of our common stock with an exercise price of $1.00 per share. Those options will vest over three years and expire after five years.

Warrants. We granted the following related-party warrants:

In January 2005, we issued 250,000 warrants to purchase shares of our common stock at $1.75 per share to Lawrence May, one of our directors from 2004 to February 2007, and which expire in January 2007, but which have been extended to expire after our authorized common stock is increased.

On October 24, 2005, we granted Kevin Prendiville, one of our directors, 333,000 warrants to purchase shares of our common stock at $1.75 per share, which vested on October 24, 2005 and expire on October 24, 2010.

On December 1, 2005, we granted 1,000,000 warrants to Thomas Stankovich, our chief financial officer at the time, to purchase shares of our common stock at $1.75 per share and which expire in ten years. These were replaced with equivalent options in December 2006, as described herein.

Stock Option and Award Plan. On October 17, 2006, our board of directors adopted our 2006 Stock Option and Award Plan (“2006 Plan). The 2006 Plan will be administered by the Board. The 2006 Plan will allow us to continue to grant stock options and other equity awards at levels determined appropriate by the Board. The 2006 Plan will also provide us with continued flexibility in designing equity incentives in an environment where a number of companies have moved from traditional option grants to other stock or stock-based awards, including stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and performance cash awards. Accordingly, the 2006 Plan will allow us to utilize a broad array of equity incentives in order to secure and retain the services of our employees, consultants and directors, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

Cornell Capital Funding Pledge and Lock Up Agreements. The Cornell Capital debentures described herein are also secured by a pledge of 8,400,000 of the 10,076,528 shares of our common stock which are owned by Radul Radovich, chairman of our board of directors, and his affiliated entities. This includes the following:

•	1,228,085 shares held by Mr. Radovich individually;
•	5,893,018 of the 7,417,736 shares owned by St. Petka Trust, of which Mr. Radovich is the trustor and one of the beneficiaries;
•	411,042 shares held by R and R Holdings, owned by Mr. Radovich; and
•	803,855 shares held by Silver Mountain Promotions, Inc., which is owned by Mr. Radovich.

These 8,400,000 shares comprise approximately 20.8% of our currently issued and outstanding common stock. If we default on the agreements with Cornell Capital, these pledged shares would be transferable to Cornell Capital, thus resulting in a change in control.

Additionally, our officers and directors have executed lock-up agreements restricting the sale of all the shares of our common stock that they own for a period extending for 30 days after all amounts due under the convertible debentures have been paid. These shares are listed in the table “Security Ownership of Certain Beneficial Owners and Management” above.

Director Independence.   The members of our Board of Directors that are  independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules are Ellen McDonald, S.Wayne Kay, and Thomas H. Silberg.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors’ consent; and
•	obtain shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.1.2 (II)	Certificate of Amendment to Articles of Incorporation (3)
3.1.3	Certificate of Amendment to Articles of Incorporation (4)
3.2	Bylaws (1)
4	Certificate of Designations on Preferred stock (5)
4.1	Convertible Note with Gryphon Master Fund LP (4A)
4.2	(reserved)
4.3	2006 Stock Option and Award Plan (8)
10.1	Asset Purchase Agreement between BioGentec Inc., (fka St. Petka, Inc.) and Gene Pharmaceuticals, LLC, (fka Allergy Limited, LLC,) as amended (6)
10.2	Executive Employment Agreement with Thomas Stankovich (6)
10.2.1	Amendment No. 1 to Employment Agreement with Thomas Stankovich (8)
10.3 (II)	Settlement Agreement with Gryphon Master Fund, L.P. (6A)
10.3	Executive Employment Agreement with Chaslav Radovich (7)
10.4	Executive Employment Agreement with Gerald Yakatan (7)
10.4.1	(reserved)
10.4.2	Asset Pledge Statement by Gene Pharmaceuticals, LLC (9)
10.5	Securities Purchase Agreement between Cobalis Corp. and Cornell Capital Partners LP(9)
10.6	Secured Convertible Debenture for $2,500,000 (“Closing Debenture”)(9)
10.6.1	Secured Convertible Debenture for $675,000 (“Filing Debenture”) (10)
10.6.2	Secured Convertible Debenture (“Final Debenture”) for $675,000
10.7	Registration Rights Agreement between Cobalis Corp. and Cornell Capital Partners LP (9)
10.8	Security Agreement between Cobalis Corp. and Cornell Capital Partners LP (9)
10.9	Pledge and Escrow Agreement (9)
10.10	Transfer Agent Instructions (9)
10.11	Form of Lock Up Agreement (9)
10.12	“A Warrant” Agreement between Cobalis Corp. and Cornell Capital Partners LP(9)
10.13	“B Warrant” Agreement between Cobalis Corp. and Cornell Capital Partners LP(9)
10.14	“C Warrant” Agreement between Cobalis Corp. and Cornell Capital Partners LP(9)
10.15	“D Warrant” Agreement between Cobalis Corp. and Cornell Capital Partners LP(9)
10.16	Consulting Agreement with Kevin Pickard, interim CFO and Treasurer (10)
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer of the Company
32	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer
_______________________

(1)	Included in the registration statement on Form 10-SB filed on February 8, 2002
(2)	Included in Information Statement on Schedule 14C filed June 10, 2003
(3)	Included on Information Statement on Schedule 14C filed June10, 2004
(4)	Included in Report on Form 8-K filed July 8, 2004
(4A)	Included in Report on Form 8-K filed on September 16, 2003
(5)	Included in Report on Form 8-K filed on October 1, 2003
(6)	Included in Quarterly Report on Form 10-QSB on February 14, 2006
(6A)	Included in Report on Form 8-K filed on April 5, 2006
(7)	Included in Annual Report on Form 10-KSB filed on July 14, 2006
(8)	Included in Quarterly Report on Form 10-QSB filed on November 20, 2006
(9)	Included in Report on Form 8-K filed on December 27, 2006
(10)	Included in Report on Form 8-K filed on February 23, 2007
(11)	Included in Report on Form 8-K filed on March 1, 2007

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  The aggregate fees billed in each of the fiscal years ended March 31, 2007 and March 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $30,000 and $61,500, respectively.

Audit-related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years ended March 31, 2007 and March 31, 2006

Tax Fees. For the fiscal years ended March 31, 2007 and March 31, 2006, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees.  None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Irvine, California, on July 16, 2007.

Cobalis Corp.,
a Nevada corporation

/s/ Gerald Yakatan

Gerald Yakatan
Principal Executive Officer, Director

/s/ Kevin Pickard

Kevin Pickard
Principal Financial Officer, Treasurer

/s/ Chaslav Radovich

Chaslav Radovich
President, Secretary

/s/ Ernest Armstrong

Ernest Armstrong
Chief Scientific Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald Yakatan	July 16, 2007
Gerald Yakatan
Director

/s/ Radul Radovich	July 16, 2007
Radul Radovich
Director

/s/ Kevin Prendiville	July 16, 2007
Kevin Prendiville
Director

/s/ Thomas Stankovich	July 16, 2007
Thomas Stankovich
Director

Thomas H. Silberg
Director

Ellen McDonald
Director

/s/ S. Wayne Kay	July 16, 2007
S. Wayne Kay
Director