Form 10QSB
period 2007-06-30
Cobalis Corp
filed 2007-08-20
CIK 1166414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 27, 2007 - 43,896,098 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

COBALIS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet

June 30,
2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,494
Prepaid expenses and other current assets	14,715

TOTAL CURRENT ASSETS	53,209

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $113,018	2,305
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $33,898	709
PATENTS, net of accumulated amortization of $347,643	605,796

TOTAL ASSETS	$662,019

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$374,146
Accrued expenses	755,605
Accrued clinical trial costs	591,229
Accrued legal settlements	1,689,683
Accrued salaries	254,625
Warrant liability	2,861,922
Accrued derivative liabililty	2,637,971
Promissory notes	46,813
Notes payable	150,000
Senior Debenture, net of discount of $21,234	228,766
Convertible debenture	3,300,000
TOTAL CURRENT LIABILITIES	12,890,760

TOTAL LIABILITIES	12,890,760

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 40,290,263 shares issued and outstanding	40,290
Additional paid-in capital	28,825,452
Prepaid expenses	(11,719)
Deficit accumulated during the development stage	(41,082,764)

TOTAL STOCKHOLDERS' DEFICIT	(12,228,741)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$662,019

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative from
	Three Months Ended		November 21,
	June 30,	June 30,	2000 (inception) to
	2007	2006	June 30, 2007

NET SALES	$-	$-	$5,589

COST OF SALES	-	-	31,342

GROSS LOSS	-	-	(25,753)

OPERATING EXPENSES:
Professional fees	1,149,707	916,905	13,110,566
Salary and wages	210,461	185,302	5,184,559
Rent expense	37,640	63,076	779,884
Marketing and research	-	25,809	5,553,516
Depreciation and amortization	13,783	16,762	603,188
Impairment expense	-	-	2,331,522
Stock option expense	478,865	128,908	2,046,444
Other operating expenses	193,463	133,795	2,511,649
Legal settlements	-	-	919,718

TOTAL OPERATING EXPENSES	2,083,919	1,470,557	33,041,046

LOSS FROM OPERATIONS	(2,083,919)	(1,470,557)	(33,066,799)

OTHER EXPENSE
Interest expense and financing costs	(3,906,954)	(131,795)	(9,175,882)
Convertible debenture financing cost	-	-	(3,136,214)
Loss on conversion of debt	-	-	(88,839)
Change in fair value of warrant and accrued derivative liabilities	5,427,491	-	5,269,970

TOTAL OTHER EXPENSE	1,520,537	(131,795)	(7,130,965)

LOSS BEFORE PROVISION FOR INCOME TAXES	(563,382)	(1,602,352)	(40,197,764)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(563,382)	(1,602,352)	(40,197,764)

PREFERRED STOCK DIVIDENDS	-	-	1,110,000

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(563,382)	$(1,602,352)	$(41,307,764)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.06)	$(1.80)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	38,955,104	27,755,567	22,928,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From November 21, 2000 (inception) to March 31, 2007

					Deficit
					accumulated	Total
			Additional		during the	stockholders'
	Common stock		paid-in	Prepaid	development	equity
	Shares	Amount	capital	Expenses	stage	(deficit)

Balance at inception (November 21, 2000)	-	$-	$-	$-	$-	$-
Issuance of founder’s shares in exchange
for property and equipment	16,300,000	16,300	-	-	-	16,300
Issuance of common stock for cash - November 2000 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for cash - December 2000 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for cash - February 2001 @ $1.00	12,000	12	11,988	-	-	12,000
Issuance of common stock for cash - March 2001 @ $1.00	125,000	125	124,875	-	-	125,000
Issuance of common stock for services - March 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Contributed capital	-	-	62,681	-	-	62,681
Net loss for the period from inception						-
(November 21, 2000) to March 31, 2001	-	-	-	-	(223,416)	(223,416)

Balance at March 31, 2001, as restated	16,492,000	16,492	254,489	-	(223,416)	47,565

Issuance of common stock for cash - April 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for telephone equipment -
April 2001 @ $1.00	6,750	7	6,743	-	-	6,750
Issuance of common stock for cash - May 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of common stock for website development -
May 2001 @ $1.00	17,000	17	16,983	-	-	17,000
Issuance of common stock for legal services -
May 2001 @ $1.00	1,000	1	999	-	-	1,000
Issuance of common stock for cash - June 2001 @ $1.00	23,500	24	23,476	-	-	23,500
Issuance of common stock for cash - July 2001 @ $1.00	20,000	20	19,980	-	-	20,000
Issuance of common stock for cash - August 2001 @ $1.00	25,000	25	24,975	-	-	25,000
Issuance of common stock for services, related party -
September 2001 @ $1.00	65,858	66	65,792	-	-	65,858
Issuance of common stock for cash - September 2001 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for services -
September 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of stock options for services - September 2001	-	-	32,000	-	-	32,000
Issuance of common stock for cash - October 2001 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - December 2001 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for services -
December 31, 2001 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for services, related party -
December 2001 @ $1.00	117,500	118	117,382	-	-	117,500
Issuance of common stock for prepaid advertising -
December 2001 @ $1.00	15,600	15	15,585	-	-	15,600
Issuance of common stock for property and equipment -
January 2002 @ $3.00	1,000	1	2,999	-	-	3,000
Issuance of common stock for services, related party -
January 2002 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for cash - February 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for cash - March 2002 @ $2.00	12,500	12	24,988	-	-	25,000
Contributed capital	-	-	211,269	-	-	211,269
Deferred compensation	-	-	-	(60,108)	-	(60,108)
Net loss	-	-	-	-	(1,144,249)	(1,144,249)

Balance at March 31, 2002, as restated	16,965,708	16,966	1,005,492	(60,108)	(1,367,665)	(405,315)

Issuance of common stock for services - April 2002 @ $2.00	3,000	3	5,997	-	-	6,000
Issuance of common stock for cash - April 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - April 2002 @ $2.00	17,500	17	34,983	-	-	35,000
Issuance of common stock for cash - May 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - May 2002 @ $2.00	16,000	16	31,984	-	-	32,000
Issuance of stock options for services - May 2002	-	-	350,000	-	-	350,000
Contributed capital - bonus expense	-	-	50,000	-	-	50,000
Issuance of common stock for cash - June 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - June 2002 @ $2.00	5,000	5	9,995	-	-	10,000
Issuance of common stock for cash - July 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - August 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of common stock for cash - September 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of stock options below fair market value -
November 2002	-	-	250,000	(250,000)	-	-
Issuance of common stock for conversion of note -
December 2002 @ 2.00	50,000	50	99,950	-	-	100,000
Issuance of common stock for cash - December 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for services -
December 2002 @ $2.00	15,000	15	29,985	-	-	30,000
Issuance of common stock for patents -
December 2002 @ $2.00	2,000,000	2,000	1,285,917	-	-	1,287,917
Contributed capital			292,718	-	-	292,718
Issuance of common stock for exercise of options -
December 2002	574,000	574	574,028	-	-	574,602
Deferred compensation				60,108		60,108
Contributed capital			5,000	-	-	5,000
Issuance of common stock for services - January 2003			25,000	-	-	25,000
Issuance of common stock for cash February 2003 @ $2.00	11,500	12	22,988	-	-	23,000
Issuance of common stock for cash March 2003 @ $2.00	5,000	5	9,995	-	-	10,000
Deferred compensation				54,000	-	54,000
Net loss				-	(2,148,008)	(2,148,008)

Balance at March 31, 2003, as restated	19,732,708	19,733	4,193,962	(196,000)	(3,515,673)	502,022

Issuance of common stock for cash April 2003 @ $2.00	70,000	70	139,930	-	-	140,000
Issuance of common stock for cash May 2003 @ $2.00	30,000	30	59,970	-	-	60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")	1,032,000	1,032	(101,032)	-	-	(100,000)
Issuance of common stock for penalties January 2004 @ $2.80	135,000	135	377,865	-	-	378,000
Issuance of common stock for services February 2004 @ $2.20	100,000	100	219,900	-	-	220,000
Issuance of common stock for services February 2004 @ $1.85	20,000	20	36,980	-	-	37,000
Value of beneficial converstion feature of convertible
debenture issued in September 2003			346,870	-	-	346,870
Fair value allocated to warrant liability for detachable
warrants issued with preferred stock			(181,849)	-	-	(181,849)
Dividend on preferred stock			885,000	-	(885,000)	-
Deferred compensation				196,000	-	196,000
Net loss				-	(5,703,639)	(5,703,639)

Balance at March 31, 2004	21,119,708	21,120	5,977,596	-	(10,104,312)	(4,105,596)

Issuance of common stock for penalties May 2004 @ $1.85	170,000	170	314,330	-	-	314,500
Issuance of common stock for services June 2004 @ $1.75	10,000	10	17,490	-	-	17,500
Issuance of common stock for conversion of debt
June 2004 @ $1.60	371,317	371	593,736	-	-	594,107
Issuance of common stock for services July 2004 @ $1.35	7,489	8	10,101			10,109
Issuance of common stock for services July 2004 @ $1.10	75,000	75	82,425			82,500
Issuance of common stock for services August 2004 @ $0.75	100,000	100	74,900			75,000
Conversion of debt to common stock September 2004 @ 2.22	857,143	857	1,902,000			1,902,857
Issuance of common stock for services October 2004 @ $2.20	4,758	5	10,463			10,468
Issuance of common stock for services October 2004 @ $2.55	375,000	375	955,875			956,250
Issuance of common stock for services December 2004 @ $1.45	5,000	5	7,245			7,250
Issuance of common stock for services December 2004 @ $1.30	63,676	63	82,715			82,778
Issuance of common stock for services January 2005 @ $1.05	1,250	1	1,312			1,313

Issuance of common stock for services January 2005 @ $1.18	75,000	75	88,425			88,500
Issuance of common stock for services February 2005 @ $1.10	155,000	155	170,345			170,500
Issuance of common stock for services February 2005 @ $1.06	100,000	100	105,900			106,000
Issuance of common stock for services February 2005 @ $0.95	30,000	30	28,470			28,500
Issuance of common stock for services February 2005 @ $1.05	80,628	81	84,578			84,659
Issuance of common stock for services February 2005 @ $1.00	467,159	467	466,692			467,159
Issuance of common stock for services February 2005 @ $0.96	350,000	350	335,650			336,000
Issuance of common stock for financing costs
March 2005 @ $0.81	50,000	50	40,450			40,500
Issuance of common stock for services March 2005 @ $0.80	5,000	5	3,995			4,000
Issuance of common stock for services March 2005 @ $0.75	120,000	120	89,880			90,000
Issuance of common stock for services March 2005 @ $0.68	37,500	38	25,462			25,500

Fair value of warrants issued to consultants			553,715			553,715
						-
Net loss					(8,101,014)	(8,101,014)

Balance at March 31, 2005	24,630,628	24,631	12,023,750	-	(18,205,326)	(6,156,945)

Cancelation of common stock previously issued	(105,000)	(105)	(113,895)			(114,000)
Issuance of common stock for services April 2005 @ $0.59	100,000	100	58,900			59,000
Issuance of common stock for services April 2005 @ $0.62	162,500	162	100,587			100,749
Issuance of common stock for services May 2005 @ $0.60	39,836	40	23,862			23,902
Issuance of common stock for services June 2005 @ $0.65	110,000	110	71,390			71,500
Issuance of common stock for services June 2005 @ $0.45	200,000	200	89,800			90,000
Issuance of common stock for services July 2005 @ $0.60	10,000	10	5,990			6,000
Issuance of common stock for services July 2005 @ $0.61	125,000	125	76,125			76,250
Issuance of common stock for interest July 2005 @ $0.61	50,000	50	30,450			30,500
Cancelation of common stock previously issued	(150,000)	(150)	(143,850)			(144,000)
Issuance of common stock for services August 2005 @ $0.48	100,000	100	47,900			48,000
Issuance of common stock for services
September 2005 @ $0.50	30,000	30	14,970			15,000
Issuance of common stock for services
September 2005 @ $0.42	50,000	50	20,950			21,000
Issuance of common stock for services
September 2005 @ $0.50	75,000	75	37,425			37,500
Issuance of common stock for services
October 2005 @ $0.53	220,000	220	115,280	(58,750)		56,750
Issuance of common stock for prepaid interest
October 2005 @ $0.58	125,000	125	72,375	(72,500)		-
Issuance of common stock for conversion of debt
October 2005 @ $1.75	150,000	150	262,350			262,500
Issuance of common stock for services November 2005 @ $0.78	822,706	823	644,847	(26,700)		618,970
Issuance of common stock for services January 2006 @ $1.54	335,000	335	515,165	(119,500)		396,000
Issuance of common stock for services February 2006 @ $1.42	62,000	62	87,738			87,800
Issuance of common stock for services March 2006 @ $1.58	121,467	121	192,237			192,358
Issuance of common stock for conversion of notes
payable and accrued interest March 2006	105,250	105	173,557			173,662
Cancelation of common stock previously issued	(3,000)	(3)	(4,797)			(4,800)

Amortization of prepaid expenses				112,025		112,025
Value of warrants issued with debt			131,365			131,365
Repricing of warrants			301,155			301,155
Amortization of fair value of warrants issued to consultants			1,541,628			1,541,628
						-
Net loss					(6,603,454)	(6,603,454)

Balance at March 31, 2006	27,366,387	27,366	16,377,254	(165,425)	(24,808,780)	(8,569,585)

Issuance of common stock for converstion of note
payable and accrued interest April 2006	27,200	27	51,109			51,136
Issuance of common stock for services April 2006 @ $1.46	115,000	115	167,835			167,950
Issuance of common stock for cashless exercise of warrants	192,997	193	(193)			-
Issuance of common stock for services May 2006 @ $1.37	150,000	150	204,450	(165,600)		39,000
Issuance of common stock for conversion of accounts
payable May 2006 @ $1.28	111,416	112	142,501			142,613
Issuance of common stock for conversion of preferred
stock July 2006 @ $2.12	208,333	208	442,292			442,500
Issuance of common stock for conversion of related
party debt July 2006 @ $1.30	3,995,806	3,996	5,190,558			5,194,554
Issuance of common stock for services July 2006 @ $0.99	30,000	30	29,820	(14,850)		15,000
Issuance of common stock for conversion of convertible
note debt July 2006 @ $1.01	200,000	200	201,800			202,000
Issuance of common stock for services August 2006 @ $0.97	20,000	20	19,380			19,400
Issuance of common stock for services September 2006
@ $0.92	156,000	156	143,684	(94,000)		49,840
Issuance of common stock for cash September 2006 @ $0.50	400,000	400	199,600			200,000
Issuance of common stock for services October 2006 @ $0.99	360,000	360	356,440			356,800
Issuance of common stock for cash October 2006 @ $0.50	1,150,000	1,150	573,850			575,000
Issuance of common stock for services November 2006 @ $0.93	1,163,695	1,164	1,081,846			1,083,010
Issuance of common stock for cash December 2006 @ $0.50	50,000	50	24,950			25,000
Issuance of common stock for converion of note payable
and accrued interest February 2007 @ $0.85	127,838	128	108,534			108,662
Issuance of common stock for conversion of preferred stock
March 2007 @ $2.12	208,334	208	442,292			442,500
Issuance of common stock for conversion of convertible
debenture March 2007 @ $0.76	33,025	33	24,967			25,000
Issuance of common stock for services March 2007 @ $0.80	225,000	225	179,775			180,000
Payment of equity offering costs			(57,500)			(57,500)
Amortization of prepaid expenses				419,118		419,118
Value of warrants issued with debt			112,533			112,533
Fair value of vested stock options issued to employees			1,567,579			1,567,579
Fair value of warrants issued for extension of debt			15,307			15,307
Amortization of fair value of warrants issued to consultants			961,818			961,818
Value of re-priced warrants			1,599			1,599
Value of warrants transferred to liability			(3,545,880)			(3,545,880)

						-
Net loss					(15,710,602)	(15,710,602)

Balance at March 31,2007	36,291,031	$36,291	$25,018,200	$(20,757)	$(40,519,382)	$(15,485,648)

Issuance of common stock for conversion of convertible
debenture, April 2007 @ $0.68	767,319	768	524,232			525,000
Issuance of common stock for conversion of accounts
payable, April 2007 @ $0.98	343,184	343	334,077			334,420
Issuance of common stock for conversion of note payable
of $600,000, April 2007 @ $2.00	300,000	300	599,700.00			600,000
Issuance of common stock for exercise of warrants,
April 2007, $0.75	1,333,333	1,333	998,667.00			1,000,000
Issuance of common stock for services, April 2007 @ $1.18	450,000	450	530,050			530,500
Issuance of common stock for services, May 2007 @ $1.10	67,896	67	74,618			74,685
Issuance of common stock for services, June 2007 @ $0.36	737,500	738	267,013			267,751
Fair value of vested stock options issued to employees			478,895			478,895
Amortization of prepaid expenses				9,038		9,038
Net loss					$(563,382)	(563,382)

Balance at June 30,2007	40,290,263	40,290	28,825,452	(11,719)	(41,082,764)	(12,228,741)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative from
	Three Months ended		November 21,
	June 30,	June 30,	2000 (inception) to
	2007	2006	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(563,382)	$(1,602,352)	$(40,197,764)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	13,783	16,762	603,188
Common stock issued for services	770,936	206,950	7,528,259
Common stock issued for penalty	112,000	-	804,500
Common stock issued for financing costs	-	-	115,743
Change in value of warrant and accrued derivative liabilities	(5,427,491)	-	(5,269,970)
Amortization of debt issue costs	368,878	16,376	526,572
Exercise of stock options for services	-	-	26,960
Amortization of discounts on notes	3,339,813	-	4,608,961
Issuance of stock options/warrants for services/debt extension	-	421,498	3,639,296
Capital contribution - bonus (related party)	-	-	50,000
Amortization of prepaid expenses	9,038	100,540	555,781
Amortization of deferred compensation	-	-	250,000
Discount on common stock issued for settlement of debt	-	-	50,000
Impairment expense	-	-	2,331,522
Re-pricing of warrants	-	-	302,754
Value of vested stock options issued to employees	478,895	128,908	2,046,474
Non-cash financing costs	-	-	3,136,214
Changes in assets and liabilities:			-
Prepaid expenses and other assets	9,870	4,680	(2,169)
Inventory	-	-	6,250
Deposits	-	-	27,454
Accounts payable	86,200	4,853	1,249,569
Accrued expenses	25,677	19,557	1,785,713
Accrued clinical trial costs	(653,502)	-	591,229
Accrued legal settlement	89,683	-	1,689,683
Accrued salaries	(11,167)	-	(11,490)
Amounts due to related parties	-	215,574	2,043,481

Net cash used in operating activities	(1,350,769)	(466,654)	(11,511,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(89,272)
Increase in patent costs		-	(72,835)
Increase in acquisition deposits	-	-	(2,220,000)
Increase in other deposits	-	-	(40,000)
Increase in capitalized website	-	-	(18,097)

Net cash used in investing activities	-	-	(2,440,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	-	-	-
Payment on contract	-	-	(161,000)
Proceeds from advances - related party	-	-	4,581,449
Proceeds from advances from stockholders	-	-	310,000
Proceeds from issuance of notes payable	-	-	2,015,000
Proceeds from sale of common stock	-	-	1,606,500
Payment of equity offering costs	-	-	(57,500)
Proceeds from sale of preferred stock	-	-	885,000
Proceeds from convertible debenture	-	-	4,550,000
Proceeds from exercise of warrants	1,000,000	-	-
Capital contribution	-	-	571,668
Payment of debt issue costs	-	-	(498,500)
Payments on advances from stockholders	-	-	(60,000)
Payments on notes payable	-	-	(350,000)
Payments on advances - related party	-	(10,000)	(402,129)

Net cash provided by (used in) financing activities	1,000,000	(10,000)	12,990,488

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(350,769)	(476,654)	(961,506)

CASH AND CASH EQUIVALENTS, Beginning of period	389,263	526,691	-

CASH AND CASH EQUIVALENTS, End of period	$38,494	$50,037	$(961,506)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-	$71,617
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common shares issued for conversion of debt	$1,125,000	$-	$6,706,352
Common shares issued for settlement of debt	$324,420	$-	$5,905,772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2007 included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending March 31, 2008.

Going Concern and Impending Bankruptcy

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $563,382 for the three months ended June 30, 2007, and as of June 30, 2007, the Company had a working capital deficit of $12,837,551 and a stockholder deficit of $12,228,741. In addition, as of June 30, 2007, the Company has not developed a substantial source of revenue.

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP (“Gryphon”) related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000. Full repayment is due under the settlement agreement on or before April 1, 2007. The Company did not make the payment by April 1, 2007; therefore, the stipulated judgment into which the Company entered with Gryphon provides that Gryphon has the right to enter a judgment of $1.6 million against the Company with the court upon the Company’s default.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

On July 23, 2007, the Company received a notice of default from Cornell Capital Partners, LP (“Cornell Capital”) with regard to the convertible debentures entered into between the Company and Cornell Capital on December 20, 2006 and February 20, 2007. Cornell Capital is taking the position that the recent collection efforts against the Company by Gryphon with regard to the litigation described above constitute a default under the relevant Cornell Capital funding documents.  In the first notice of default, Cornell Capital, in referencing the contractual 15 day cure period, gave the Company until August 7, 2007 to cure the perceived default (i.e., resolve the dispute with Gryphon). If not cured, Cornell Capital has indicated that it will exercise all of its contractual rights, including, but not limited to, accelerated full repayment of the convertible debentures between the parties and exercising its rights under the pledge and escrow agreement and security agreement entered into between the parties.

On July 25, 2007, the Company received a second notice of default from Cornell Capital which also asserted that the Company was in default of certain provisions of the security agreement between the Company and Cornell Capital, entered into on December 20, 2006.  Per the terms of that security agreement, Cornell Capital could demand payment in full for all amounts due under the debenture agreements between the parties.  It is also possible that Cornell Capital may enforce the terms of the security agreement and the pledge and escrow agreement.

On August 1, 2007, the Company received an informal notice from YA Global Investments, L.P., formerly known as Cornell Capital that Cornell Capital had filed a petition for involuntary bankruptcy proceedings pursuant to Chapter 7 on that same date with the U.S. Bankruptcy Court for the Central District of California, which seeks liquidation of the Company’s assets. Also on August 1, 2007, the Company received a copy of a file-stamped Chapter 7 petition confirming the notice provided by Cornell Capital. The petition alleges past due debts not less than $3,000,000 plus other amounts with regard to the convertible debentures entered into between the Company and Cornell Capital on December 20, 2006 and February 20, 2007.

The Company is investigating the options of either contesting the petition, or electing to consent to a voluntary Chapter 11 proceeding, (re-organization), which would allow the Company to continue operating under supervision of the bankruptcy court. The breathing room provided under Chapter 11 would allow the Company to attempt to raise equity or debt financing to provide the necessary capital to reorganize its affairs. There is no guarantee that the Company will be permitted to proceed under Chapter 11 and, further, there is no guarantee that the Company will be successful in raising equity and/or debt financing sufficient to reorganize its affairs. If the Company is not able to successfully contest the petition or successfully file and finance a Chapter 11, the Company will likely be forced to cease operations.  As of the date of this report, no orders have been entered by this court, and no trustees or other similar officers have been appointed.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

Debt Issuance Costs

The Company had capitalized fees and expenses associated with the issuance of its convertible debentures as debt issuance costs, which were being amortized over the term of the convertible debentures.  Cornell Capital Partners declared an event of default regarding the convertible debentures; therefore, the Company accelerated the amortization of the debt issuance costs, and recorded an expense of $368,878 for the three months ended June 30, 2007.

Patent Costs

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004. Amortization expense related to these patents for the three months ended June 30, 2007 and 2006 was $13,233, and $13,644, respectively. Projected amortization expense approximates $53,000, $53,000, $53,000, $53,000 and $53,000, respectively, for each of the five years ended March 31, 2012. The weighted-average life of the remaining patents is approximately 11.5 years.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

As a result of adopting SFAS No. 123R, the Company recognized $478,895 and $128,908 in share-based compensation expense for the three months ended June 30, 2007 and 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.01 and $0.01 per share for the three months ended June 30, 2007 and 2006, respectively.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006: risk-free interest rate of 4.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 188%; and a weighted average expected life of the option of 5 years.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company has excluded all outstanding options, warrants, and convertible note payable and preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive. As of June 30, 2007 and 2006, the Company has approximately 17,463,780 and 10,467,600 common stock equivalents, respectively. In addition, as of June 30, 2007, 10,884,426 shares of common stock are issuable upon the conversion of the convertible note payable and convertible debentures.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

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

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company's consolidated financial statements.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

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

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2007 consisted of the following:

Furniture and fixtures	$73,203
Office equipment	42,120
115,323
Less accumulated depreciation and amortization	(113,018)
$2,305

Depreciation expense for the three months ended June 30, 2007 and 2006 was $551 and $3,118, respectively.

NOTE 3 - ACCRUED LEGAL SETTLEMENTS

Gryphon Master Fund LP

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000. The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.  During the year ended March 31, 2007, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company's common stock and converted a total of $885,000 worth of preferred stock into 416,667 shares of the Company's common stock.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

As of June 30, 2007, the full $1,600,000 was still due under the settlement agreement. (Refer to Note 1).  Also as a result of non-payment on this settlement amount, the Company has accrued interest of $89,683 on the unpaid balance per the terms of the settlement agreement.

NOTE 4 - PROMISSORY NOTES

In June 2005, the Company converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006 and June 30, 2006, respectively, the Company converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of the Company's common stock. At June 30, 2007, $46,813 of these notes was still outstanding.

NOTE 5 - NOTES PAYABLE

In August 2006, the Company issued a note payable to MDC Enterprises Ltd. in the amount of $250,000 that accrues interest at 40% per annum and is due on December 29, 2006. In addition, the Company also issued to MDC Enterprises Ltd. a warrant to purchase 150,000 shares of the Company's common stock for $0.75 per shares.  In January 2007, the Company repaid $150,000 of this note leaving a balance due at June 30, 2007 of $100,000.

In September 2006, the Company issued a note payable in the amount of $50,000 to an investor.  The note bears interest at 10% per annum and is payable upon demand.  This note is outstanding at June 30, 2007.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Gryphon Master Fund, LP (See Note 3)

In September 2003, the Company sold a $600,000, six-year, 8% convertible note payable to Gryphon Master Fund, LP, which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share. During the three months ended June 30, 2007 the Company issued 300,000 shares of its common stock for the conversion of this $600,000 convertible note payable.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

Cornell Capital Partners, L.P.

On December 20, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company agreed to issue up to an aggregate principal amount of $3,850,000 of convertible debentures. Of that amount, $2,500,000 was funded on December 20, 2006. Two additional closings of $675,000 each are scheduled to occur as follows: the first upon the Company's filing of a registration statement with the Securities and Exchange Commission (“SEC”), and the second upon that registration statement being declared effective by the SEC.  The two additional closing took place on February 22, 2007 and March 16, 2007.

The convertible debenture is convertible into shares of the Company common stock determined by dividing the dollar amount being converted by the lower of the fixed conversion price of $0.99 or the market conversion price, defined as 90% of the average of the lowest three daily volume weighted average trading prices per share of the Company's common stock for the fifteen trading days immediately preceding the conversion date. The convertible debenture is secured by the assets of the Company and shares of common stock pledged by certain founding shareholders of the Company. The Company, at its option, may redeem the convertible debenture beginning four months after the registration statement has been declared effective by the SEC.

As part of the funding commitment, the Company issued four classes of warrants exercisable on a cash basis that enable Cornell Capital to purchase up to 6,640,602 shares of common stock for an additional $5,500,000: an A Warrant to purchase 1,333,333 shares at $0.75 per share; B Warrant to purchase 1,205,400 shares at $0.8296 per share; C Warrant to purchase 2,343,959 shares at $0.7466 per share; and D Warrant to purchase 1,757,910 shares at $0.9955 per share. The A and B Warrants expire six months following the effective date of the registration and carry forced exercise provisions. The C & D Warrants are non-callable and have a five-year term. The warrants and convertible debenture are subject to certain anti-dilution rights.  On April 24, 2007, Cornell Capital exercised Class A Warrants for 1,333,333 shares at an exercise price of $0.75 per share.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

The fair value of the derivative liability and the warrants at the inception of these convertible debentures were shown as a debt discount with any discount greater than the face amount of the debt being as financing costs in the accompanying statement of operations as follows.

Funding Date	Amount of Debt	Fair Value of Warrants	Fair Value of Derivative Liability	Amount Applied to Debt Discount	Recorded as Financing Cost
December 20, 2006	$2,500,000	$3,667,558	$1,897,735	$2,500,000	$3,065,293
February 22, 2007	675,000	-	745,921	675,000	70,921
March 16, 2007	675,000	-	561,774	561,774	-
	$3,850,000	$3,667,558	$6,872,988	$3,736,774	$3,136,214

At June 30, 2007, the fair value of the warrant and derivative liabilities were $2,861,922 and $2,637,971, respectively.  During the three months ended June 30, 2007, the Company recorded income of $5,427,491 as a result of adjusting the warrant and derivative liabilities to fair value.

In April, 2007, Cornell Capital converted $525,000 into 767,319 shares at an exercise price of $0.68.  On July 23, 2007, the Company received a notice of default from Cornell Capital with regard to the convertible debentures. Therefore, the Company has accelerated the amortized the remaining debt issuance costs and debt discount during the three months ended June 30, 2007 which resulted in a charge to earnings of $3,692,316. Subsequently, in July 2007, Cornell Capital converted $365,000 into 3,273,543 shares (Refer to Note 10).

NOTE 7 - SENIOR DEBENTURE

On October 26, 2005, the Company issued a senior debenture to the Brad Chisick Trust in the amount of $250,000 that accrues interest at 10% per annum and is due on October 26, 2007. In addition, the Company also issued to the Brad Chisick Trust a warrant to purchase 500,000 shares of the Company's common stock for $1.75 per shares.

The fair value of these warrants totaling $276,827 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 194%, (3) risk free interest of 4.50% and (4) dividend rate of 0%. The face amount of the senior debenture of $250,000 was proportionately allocated to the senior debenture and the warrants in the amount of $118,635 and $131,365, respectively. The amount allocated to the warrants of $131,365 was recorded as a discount on the senior debenture and is being amortized over the term of the debenture. During the period ended June 30, 2007, the Company amortized $16,376 of the discount to interest expense. At June 30, 2007, the balance of the debenture is shown as $228,766 net of unamortized discount of $21,234 in the consolidated balance sheet. In addition, on October 26, 2005, the Company issued to the Brad Chisick Trust 125,000 shares of its common stock valued at $72,500 as pre-payment of the accrued interest on this senior debenture. The prepaid interest will be amortized to interest expense over the two year term of the senior debenture.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

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

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock of which 1,000 have been designated at Convertible Preferred Stock .

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

Transactions under the Plans during the period ended June 30, 2007 are summarized as follows:

The following table summarizes the options outstanding:

	Options Outstanding	Weighted Average Exercise	Aggregate Intrinsic Value
Outstanding, March 31, 2007	6,141,667	$1.58	$-
Granted
Forfeited/Canceled	(300,000)	$1.00
Outstanding, June 30, 2007	5,841,667	$1.61	$-

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

The weighted average remaining contractual life of options outstanding is 7.0 years at June 30, 2007. The number of vested options at June 30, 2007 is 3,453,922.  The exercise prices for the options outstanding at June 30, 2007 are as follows:

Number of Options	Exercise Price
175,000	$1.00
2,800,000	$1.40
1,666,667	$1.75
1,200,000	$2.0
5,841,667

Warrants

As a result of the issuance of the convertible debenture to Cornell Capital (See Note 7) the fair value of all warrant issued to non-employees have been removed from stockholders' equity and shown as a liability.  On December 20, 2006, the fair value of such warrants was $3,545,880.  The fair value of these warrants and those issued to Cornell Capital will be adjusted to fair value at each balance sheet date.

The following table summarizes the warrants outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2007	12,955,446	$1.67	$1,435,630
Granted	-	-	-
Forfeited/Canceled	-	-	-
Exercised	(1,333,333)	$0.75
Outstanding, June 30, 2007	11,622,113	$1.17	$289,667

The weighted average remaining contractual life of warrants outstanding is 3.44 years at June 30, 2007.  The number of vested warrants at June 30, 2007 is 11,622,113.  The exercise prices for the warrants outstanding at June 30, 2007 are as follows:

Number of Warrants	Exercise Price
150,000	$0.01
4,597,292	$0.75
1,205,400	$0.83
2,860,154	$1,00
3,942,600	$1.75
200,000	$2.00
11,622,113

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

NOTE 9 - LITIGATION

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

In September 2006, the Company filed a complaint entitled Cobalis Corp. v. InnoFood, Reynato Giordano, James Luce, Robert Dietrich, Randal Lanham, in Orange County Superior Court, California, Case No. 06CC10355, to attempt to recapture the funds transferred to InnoFood and acquire any intellectual property related to the food preservation process at issue. Cobalis has entered defaults against Innofood, Renato Giordano and Robert Dietrich. The only remaining defendants are James Luce and Randall Lanham.

In February 2007, James Luce filed a Cross-Complaint against Cobalis and Chaslov Radovich, who filed an Answer to the Cross-Complaint. On March 3, 2007 Randal Lanham filed a cross complaint against Cobalis and Chaslov Radovich which was amended on May 28, 2007. Cobalis filed a Demurrer to the Lanham First Amended Cross Complaint for which a hearing date was set for August 17, 2007. Prior to the August 17 hearing on Cobalis' demurrer, the Innofood case has been stayed with respect to the crossc-complaints filed by Randall Lanham and James Luce. Accordingly, the hearing on Cobalis' demurrer was taken off calendar, subject to the stay.

Subject to the stay, the Company intends to vigorously prosecute this matter and to defend the Lanham and Luce Cross-Complaints, although, as with any litigation, there is no guarantee of a favorable outcome. The Case Management Conference on August 20, 2007 was continued to October 22, 2007.

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

The settlement, which relates to two investments in the Company totaling $1.6 million made by Gryphon in September 2003, includes an agreed judgment totaling $1.6 million. Of the remaining unconverted instruments, Gryphon is also eligible to convert its convertible note and convertible preferred stock it holds to 508,334 shares of the Company's common stock. Under the settlement agreement, full repayment of the $1.6 million was due on or before April 1, 2007. The Company did not make the payment by April 1, 2007; therefore, the stipulated judgment into which the Company entered with Gryphon provides that Gryphon has the right to enter a judgment of $1.6 million against the Company with the court upon the Company's default.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

On April 2, 2007, the Company filed a motion to vacate an agreed judgment (the “Motion to Vacate”) in the U.S. District Court for the Northern District of Texas, Dallas Division with regard to case #3:04-CV- 2405 between Gryphon Master Fund, L.P. (“Gryphon”) and the Company. The Company based the Motion to Vacate on several grounds including that allegation that Gryphon breached the “no shorting” provision contained in the settlement agreement. The Company believes, and so allege in the Motion to Vacate, that despite Gryphon's agreement, Gryphon engaged in shorting of the Company's stock. Since June 2007, Gryphon has aggressively been moving forward with judgment collection activities, including, but not limited to, conducting a debtor's exam, levying the Company's bank accounts and attaching the Company's assets to the extent such assets are not already encumbered.

On April 23, 2007, Gryphon sued the Company for breach of contract in the same U.S. District Court as above, Case #3:07-cv-00701B. This new lawsuit alleges that the Company breached a settlement agreement with Gryphon. Gryphon is also seeking a declaratory judgment that it did not breach the same settlement agreement. Gryphon's alleged breach of the settlement agreement is the subject of the Company's Motion to Vacate. In addition to the declaratory relief, Gryphon's complaint seeks unspecified damages and attorneys' fees.  On April 23, 2007, Gryphon also filed an opposition to the Company's Motion to Vacate repeating the same allegations.  A trial date is scheduled for the September 2007 docket.

There is no guarantee that the Company will be successful in vacating the judgment or in defending the new lawsuit. If the Company is unsuccessful in vacating the judgment or in defending the subsequent lawsuit, and, if the Company is unable to subsequently timely resolve the Gryphon matter or raise capital to satisfy the judgment, the Company's ability to move its business forward could be adversely affected. On August 6, 2007, the Company filed the Suggestion of Bankruptcy requesting for an automatic stay in the proceedings.

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

On April 18, 2006, the Company filed an answer to the complaint, denying the allegations by Mr. Vekovic. On the same date, the Company also filed a cross-complaint for rescission of the consulting agreement, on grounds that Mr. Vekovic made numerous material misrepresentations intended to fraudulently induce the Company to enter the consulting agreement and to issue to Vekovic 112,500 shares of its S-8 common stock. Through the Company's cross-complaint, it sought to rescind the consulting agreement and seek restitution from Mr. Vekovic in an amount no less than the price for which Mr. Vekovic sold the 112,500 shares of its S-8 common stock, plus all or some portion of the compensation paid to Mr. Vekovic, given that the Company believes Mr. Vekovic substantially failed to perform the consulting services which were the subject of the consulting agreement. The Company also sought to recover attorneys' fees incurred in the defense of the complaint and the prosecution of its cross-complaint, pursuant to the attorneys' fee provision in the consulting agreement. On March 5, 2007, the Company entered into a settlement agreement with Mr. Vekovic with regard to this case, whereby the Company agreed to register on a future Form S-8 and issue 50,000 shares to Mr. Vekovic in addition to a grant of 25,000 warrants to purchase shares of our common stock at $1.75 per share, expiring December 31, 2009.  The settlement agreements were issued on March 12, 2007 and the shares were registered on April 11, 2007 and issued subsequently.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

Cappello Capital Corp. In March 2005, the Company entered into an agreement with Cappello Capital Corp. (“Cappello”) for investment banking and related financial services. Pursuant to a financing agreement, the Company issued 100,000 shares as an initial retainer. The Company believes that Cappello did not perform per the agreement, but  no settlement can be guaranteed.

Noel Marshall. On March 1, 2007, the Company became aware for the first time of the complaint for damages, Case # 07CC03208 filed in Superior Court Orange County California, entitled Noel Marshall v. Cobalis Corp. Chas Radovich, Radul Radovich, Drsgica Radovich, R.R. Holdings, Biogentec, Silver Mountain Productions and St. Petka Trust, alleging breach of contract, fraud, constructive trust, money had and received, and account stated (the "Marshall Action"). In the Marshall Action, plaintiff is alleging, among other things, that certain misrepresentations were made with the intent of inducing plaintiff to purchase shares of the Company's common stock.  The Company believes this lawsuit is frivolous and without merit. The Company intends to vigorously defend this matter. As with any litigation, there is no guarantee of a favorable outcome. In August, 2007 a notice of stay was filed, and subsequently the court notified all parties that the action was stayed as to Cobalis only.

As of the date of this filing, all pending cases are now stayed because of Cornell Capital's involuntary bankruptcy petition against the Company.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2007, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

NOTE 10 - SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2007:

•	the Company issued 1,524,664 shares to Cornell Capital on July 12, 2007 pursuant to the conversion of convertible debentures in the amount of $170,000.
•	the Company issued 1,748,879 shares to Cornell Capital on July 19, 2007 pursuant to the conversion of convertible debentures in the amount of $195,000.
•	the Company issued 250,000 shares to investor relations on July 27, 2007.

Also see Note 1 for additional subsequent events.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $563,382 for the three months ended June 30, 2007 and as of June 30, 2007; we had a working capital deficit of $12,837,551 and a stockholder deficit of $12,228,741. In addition, as of June 30, 2007, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

On March 31, 2006, we reached a settlement with Gryphon Master Lund LP (Gryphon) related to two investments in the company by Gryphon in September 2003 totaling $1,600,000. Full repayment is due under the settlement agreement on or before April 1, 2007. We did not make the payment by April 1, 2007; therefore, the stipulated judgment into which we entered with Gryphon provides that Gryphon has the right to enter a judgment of $1.6 million against us with the court upon our default.

On April 2, 2007, we filed a motion to vacate an agreed judgment based on several grounds including that allegation that Gryphon breached the “no shorting” provision contained in the settlement agreement. We believe, and so allege in the Motion to Vacate, that despite Gryphon’s agreement, Gryphon engaged in shorting of our stock.

On April 23, 2007, Gryphon sued us for breach of contract. This new lawsuit alleges that we breached a settlement agreement with Gryphon. Gryphon is also seeking a declaratory judgment that it did not breach the same settlement agreement. Gryphon’s alleged breach of the settlement agreement is the subject of our Motion to Vacate. In addition to the declaratory relief, Gryphon’s complaint seeks unspecified damages and attorneys’ fees.  On April 23, 2007, Gryphon also filed an opposition to our Motion to Vacate repeating the same allegations.

Since June 2007, Gryphon has aggressively been moving forward with judgment collection activities, including, but not limited to, conducting a debtor’s exam, levying our bank accounts and attaching our assets to the extent such assets are not already encumbered.

There is no guarantee that we will be successful in vacating the judgment or in defending the new lawsuit. If we are unsuccessful in vacating the judgment or in defending the subsequent lawsuit, and, if we are unable to subsequently timely resolve the Gryphon matter or raise capital to satisfy the judgment, our ability to move its business forward could be adversely affected.

On July 23, 2007, we received a notice of default from Cornell Capital Partners, LP (Cornell Capital) with regard to the convertible debentures entered into between the company and Cornell Capital on December 20, 2006 and February 20, 2007. Cornell Capital is taking the position that the recent collection efforts against us by Gryphon with regard to the litigation described above constitute a default under the relevant Cornell Capital funding documents.  In the first notice of default, Cornell Capital, in referencing the contractual 15 day cure period, gave us until August 7, 2007 to cure the perceived default (i.e., resolve the dispute with Gryphon). If not cured, Cornell Capital has indicated that it will exercise all of its contractual rights, including, but not limited to, accelerated full repayment of the convertible debentures between the parties and exercising its rights under the pledge and escrow agreement and security agreement entered into between the parties.

On July 25, 2007, we received a second notice of default from Cornell Capital which also asserted that we were in default of certain provisions of the security agreement between the company and Cornell Capital, entered into on December 20, 2006.  Per the terms of that security agreement, Cornell Capital could demand payment in full for all amounts due under the debenture agreements between the parties.  It is also possible that Cornell Capital may enforce the terms of the security agreement and the pledge and escrow agreement.

On August 1, 2007, we received an informal notice from YA Global Investments, L.P., formerly known as Cornell Capital that Cornell Capital had filed a petition for involuntary bankruptcy proceedings pursuant to Chapter 7 on that same date with the U.S. Bankruptcy Court for the Central District of California, which seeks liquidation of our assets. Also on August 1, 2007, we received a copy of a file-stamped Chapter 7 petition confirming the notice provided by Cornell Capital. The petition alleges past due debts not less than $3,000,000 plus other amounts with regard to the convertible debentures entered into between the company and Cornell Capital on December 20, 2006 and February 20, 2007.

We are investigating the options of either contesting the petition, or electing to consent to a voluntary Chapter 11 proceeding, (re-organization), which would allow us to continue operating under supervision of the bankruptcy court. The breathing room provided under Chapter 11 would allow us to attempt to raise equity or debt financing to provide the necessary capital to reorganize its affairs. There is no guarantee that we will be permitted to proceed under Chapter 11 and, further, there is no guarantee that we will be successful in raising equity and/or debt financing sufficient to reorganize its affairs. If we are not able to successfully contest the petition or successfully file and finance a Chapter 11, we will likely be forced to cease operations.  As of the date of this report, no orders have been entered by this court, and no trustees or other similar officers have been appointed.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $38,494 and prepaid expenses and other current assets of $14,715 at June 30, 2007. Our total current assets at June 30, 2007 were $53,209. We also had the following long term assets: $2,305 in property and equipment, net; $709 in net website development costs; net, and $605,796 in patents; net.  Our total assets as of June 30, 2007 were $662,019.

Our total liabilities were $12,890,760 at June 30, 2007, which was represented by accounts payable of $374,146; accrued expenses of $755,605; accrued clinical trials costs of $591,229; accrued legal settlements of $1,689,683; accrued salaries of $254,625; warrant liability of $2,861,922; accrued derivative liability of $2,637,971; promissory notes of $46,813; notes payable of $150,000, senior debenture of $228,766 and convertible notes payable of $3,300,000. Our liabilities exceeded our assets by $12,837,551.

In June 2005, we converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005. During the three months ended March 31, 2006 and June 30, 2006, respectively, we converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of our common stock. At June 30, 2007, $46,813 of these notes was still outstanding.

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

Our net cash used by investing activities was $0 for the three months ended June 30, 2007 and 2006.

Our net cash provided by financing activities was $1,000,000 for the three months ended June 30, 2007 compared to net cash used by financing activities of $10,000 for the three months ended June 30, 2006. The increase is primarily due to the exercise of warrants.

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

During the three months ended June 30, 2007, Cornell Capital converted $525,000 of their convertible debt into 767,319 shares.  In addition Cornell Capital exercised 1,333,333 Class A Warrants at a stock price of $0.75 for gross proceeds of $1,000,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenues and Cost of Sales. We had no significant revenues for the three months ended June 30, 2007 and December 31, 2005 as we are undertaking twin Phase III clinical trials in order to obtain FDA approval of PreHistinTM as an over the counter drug. Our net sales were $0, as were our cost of sales and gross loss for the three months ended June 30, 2007, as compared net sales of $0 as were our cost of sales and gross loss for the three months ended June 30, 2006.

Operating Expenses. Our operating expenses for the three months ended June 30, 2007 were $2,083,919 compared to $1,470,557 for the three months ended June 30, 2006. For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts. For the three months ended June 30, 2007, this amount was represented by $13,783 in depreciation and amortization; $1,149,707 in professional fees; $210,461 in salary and wages; $37,640 in rent expense; $0 in marketing and research, $478,865 in stock option expense; and $193,463 in other operating expenses and. This is compared to the three months ended June 30, 2006, where we had $16,762 in depreciation and amortization; $916,905 in professional fees; $185,302 in salary and wages; $63,076 in rent expense; $25,809 in marketing and research; and $133,795 in other operating expenses. Our operating expenses increased during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 principally as a result of an increase in professional fees and stock option expense related to the adoption of SFAS No. 123R.

Interest expense and financing costs for the three months ended June 30, 2007 were $3,906,954 compared to $131,795 for the three months ended June 30, 2006. The increase is because Cornell Capital called their convertible debenture which resulted in accelerating the amortization of the outstanding debt issuance costs and debt discounts during the period ended June 30, 2007.

The Company recorded other income of $5,427,491 and $0 related to the change in fair value of the warrant and derivative liabilities for the three months ended June 30, 2007 and 2006, respectively.  The change in the fair value in the warrant and accrued derivative liabilities relates to the change in the value of the detachable warrants and beneficial conversion feature issued in connection with the convertible debentures and convertible preferred stock.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

In a content of our reorganization strategy we will be evaluating our business strategy for the next twelve months which could include moving forward with the completion of Phase III clinical trials of our planned allergy prevention product, PreHistin TM; or pursuing development of PreHistin TM for other atopic and allergic conditions; or pursuing a national and global marketing and licensing strategy for PreHistin TM. We anticipate generating revenues from product sales in the next twelve months. We estimate the cost to complete the Phase III clinical trials and the submission of an NDA to the FDA for marketing approval will be significant. We are determining the costs for alternative strategies as of the date of this filing. However, we will need to raise funds to execute studies for the further development of our proposed PreHistin™ product line, to complete the development of additional products, or to pursue alternative strategies. We are in the process of raising additional funds to execute further studies. We could be able to raise through the exercise of Cornell Capital’s warrants, entering into a partnership agreement or private or other equity offerings, or we may attempt to secure loans from lending institutions or other sources. There is no guarantee we will be able to raise additional funds through offerings or other sources. If we are unable to raise funds, our ability to continue with product development will be hindered.

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

In September 2006, the Company filed a complaint entitled Cobalis Corp. v. InnoFood, Reynato Giordano, James Luce, Robert Dietrich, Randal Lanham, in Orange County Superior Court, California, Case No. 06CC10355, to attempt to recapture the funds transferred to InnoFood and acquire any intellectual property related to the food preservation process at issue. Cobalis has entered defaults against Innofood, Renato Giordano and Robert Dietrich. The only remaining defendants are James Luce and Randall Lanham.

In February 2007, James Luce filed a Cross-Complaint against Cobalis and Chaslov Radovich, who filed an Answer to the Cross-Complaint. On March 3, 2007 Randal Lanham filed a cross complaint against Cobalis and Chaslov Radovich which was amended on May 28, 2007. Cobalis filed a Demurrer to the Lanham First Amended Cross Complaint for which a hearing date was set for August 17, 2007. Prior to the August 17 hearing on Cobalis' demurrer, the Innofood case has been stayed with respect to the crossc-complaints filed by Randall Lanham and James Luce. Accordingly, the hearing on Cobalis' demurrer was taken off calendar, subject to the stay.

Subject to the stay, the Company intends to vigorously prosecute this matter and to defend the Lanham and Luce Cross-Complaints, although, as with any litigation, there is no guarantee of a favorable outcome. The Case Management Conference on August 20, 2007 was continued to October 22, 2007.

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

The settlement, which relates to two investments in the Company totaling $1.6 million made by Gryphon in September 2003, includes an agreed judgment totaling $1.6 million. Of the remaining unconverted instruments, Gryphon is also eligible to convert its convertible note and convertible preferred stock it holds to 508,334 shares of the Company's common stock. Under the settlement agreement, full repayment of the $1.6 million was due on or before April 1, 2007. The Company did not make the payment by April 1, 2007; therefore, the stipulated judgment into which the Company entered with Gryphon provides that Gryphon has the right to enter a judgment of $1.6 million against the Company with the court upon the Company's default.

On April 2, 2007, the Company filed a motion to vacate an agreed judgment (the “Motion to Vacate”) in the U.S. District Court for the Northern District of Texas, Dallas Division with regard to case #3:04-CV- 2405 between Gryphon Master Fund, L.P. (“Gryphon”) and the Company. The Company based the Motion to Vacate on several grounds including that allegation that Gryphon breached the “no shorting” provision contained in the settlement agreement. The Company believes, and so allege in the Motion to Vacate, that despite Gryphon's agreement, Gryphon engaged in shorting of the Company's stock. Since June 2007, Gryphon has aggressively been moving forward with judgment collection activities, including, but not limited to, conducting a debtor's exam, levying the Company's bank accounts and attaching the Company's assets to the extent such assets are not already encumbered.

On April 23, 2007, Gryphon sued the Company for breach of contract in the same U.S. District Court as above, Case #3:07-cv-00701B. This new lawsuit alleges that the Company breached a settlement agreement with Gryphon. Gryphon is also seeking a declaratory judgment that it did not breach the same settlement agreement. Gryphon's alleged breach of the settlement agreement is the subject of the Company's Motion to Vacate. In addition to the declaratory relief, Gryphon's complaint seeks unspecified damages and attorneys' fees.  On April 23, 2007, Gryphon also filed an opposition to the Company's Motion to Vacate repeating the same allegations.  A trial date is scheduled for the September 2007 docket.

There is no guarantee that the Company will be successful in vacating the judgment or in defending the new lawsuit. If the Company is unsuccessful in vacating the judgment or in defending the subsequent lawsuit, and, if the Company is unable to subsequently timely resolve the Gryphon matter or raise capital to satisfy the judgment, the Company's ability to move its business forward could be adversely affected. On August 6, 2007, the Company filed the Suggestion of Bankruptcy requesting for an automatic stay in the proceedings.

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

On April 18, 2006, the Company filed an answer to the complaint, denying the allegations by Mr. Vekovic. On the same date, the Company also filed a cross-complaint for rescission of the consulting agreement, on grounds that Mr. Vekovic made numerous material misrepresentations intended to fraudulently induce the Company to enter the consulting agreement and to issue to Vekovic 112,500 shares of its S-8 common stock. Through the Company's cross-complaint, it sought to rescind the consulting agreement and seek restitution from Mr. Vekovic in an amount no less than the price for which Mr. Vekovic sold the 112,500 shares of its S-8 common stock, plus all or some portion of the compensation paid to Mr. Vekovic, given that the Company believes Mr. Vekovic substantially failed to perform the consulting services which were the subject of the consulting agreement. The Company also sought to recover attorneys' fees incurred in the defense of the complaint and the prosecution of its cross-complaint, pursuant to the attorneys' fee provision in the consulting agreement. On March 5, 2007, the Company entered into a settlement agreement with Mr. Vekovic with regard to this case, whereby the Company agreed to register on a future Form S-8 and issue 50,000 shares to Mr. Vekovic in addition to a grant of 25,000 warrants to purchase shares of our common stock at $1.75 per share, expiring December 31, 2009.  The settlement agreements were issued on March 12, 2007 and the shares were registered on April 11, 2007 and issued subsequently.

Cappello Capital Corp. In March 2005, the Company entered into an agreement with Cappello Capital Corp. (“Cappello”) for investment banking and related financial services. Pursuant to a financing agreement, the Company issued 100,000 shares as an initial retainer. The Company believes that Cappello did not perform per the agreement, but  no settlement can be guaranteed.

Noel Marshall. On March 1, 2007, the Company became aware for the first time of the complaint for damages, Case # 07CC03208 filed in Superior Court Orange County California, entitled Noel Marshall v. Cobalis Corp. Chas Radovich, Radul Radovich, Drsgica Radovich, R.R. Holdings, Biogentec, Silver Mountain Productions and St. Petka Trust, alleging breach of contract, fraud, constructive trust, money had and received, and account stated (the "Marshall Action"). In the Marshall Action, plaintiff is alleging, among other things, that certain misrepresentations were made with the intent of inducing plaintiff to purchase shares of the Company's common stock.  The Company believes this lawsuit is frivolous and without merit. The Company intends to vigorously defend this matter. As with any litigation, there is no guarantee of a favorable outcome. In August, 2007 a notice of stay was filed, and subsequently the court notified all parties that the action was stayed as to Cobalis only.

As of the date of this filing, all pending cases are now stayed because of Cornell Capital's involuntary bankruptcy petition against the Company.

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2007, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, we issued 1,255,396 shares of our unregistered common stock for services rendered.  These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. The securities were issued to our employees, officers, directors, creditors, consultants, advisors, and existing shareholders, who by virtue of those relationships, we believe were familiar with our business, and were able to assess the risks and merits of the investment.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

 Not applicable

Item 6. Exhibits

Regulation S-B Number	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 906 Certification by Chief Executive Officer
32.2	Section 906 Certification by Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBALIS CORP.

Date: August 20, 2007	By:	/s/ Gerald Yakatan
Name: Gerald Yakatan
Title: Principal Executive Officer, Director

Date: August 20, 2007	By:	/s/ Chaslav Radovich
Name: Chaslav Radovich
Title: President, Secretary

Date: August 20, 2007	By:	/s/ Kevin Pickard
Name: Kevin Pickard
Title: Kevin Pickard Chief Financial Officer, Treasurer