Form 10QSB
period 2007-09-30
Cobalis Corp
filed 2007-12-20
CIK 1166414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 19, 2007 - 46,027,014 shares of common stock.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years. Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

COBALIS CORP.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet

September 30,
2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$124
Prepaid expenses and other current assets	12,546

TOTAL CURRENT ASSETS	12,670

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $113,392	1,931
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $34,075	532
PATENTS, net of accumulated amortization of $360,876	592,563

TOTAL ASSETS	$607,696

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$424,084
Accrued expenses	830,293
Accrued clinical trial costs	591,229
Accrued legal settlements	1,710,057
Accrued salaries	489,412
Warrant liability	670,398
Accrued derivative liabililty	3,999,798
Promissory notes	46,813
Notes payable	150,000
Senior Debenture, net of discount of $4,979	245,021
Convertible debenture, net of discount of $40,298	2,882,702

TOTAL CURRENT LIABILITIES	12,039,807

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 45,927,014 shares issued and outstanding	45,927
Additional paid-in capital	29,810,710
Prepaid expenses	(2,582)
Deficit accumulated during the development stage	(41,286,166)

TOTAL STOCKHOLDERS' DEFICIT	(11,432,111)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$607,696

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

					Cumulative from
					November 21,
	Three Months Ended		Six Months Ended		2000 (inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	$-	$-	$-	$-	5,589

COST OF SALES	-	-	-	-	31,342

GROSS LOSS	-	-	-	-	(25,753)

OPERATING EXPENSES:
Professional fees	25,272	650,769	1,174,979	1,567,674	13,135,838
Salary and wages	274,646	918,330	485,107	1,103,632	5,459,205
Rent expense	42,738	37,203	80,378	100,279	822,622
Marketing and research	-	1,273,555	-	1,299,364	5,553,516
Depreciation and amortization	13,784	14,515	27,567	31,277	616,972
Impairment expense	-	-	-		2,331,522
Stock option expense	478,925	461,684	957,790	590,592	2,525,369
Other operating expenses	70,578	290,106	264,041	423,901	2,582,227
Legal settlements	-	-	-	-	919,718

TOTAL OPERATING EXPENSES	905,943	3,646,162	2,989,862	5,116,719	33,946,989

LOSS FROM OPERATIONS	(905,943)	(3,646,162)	(2,989,862)	(5,116,719)	(33,972,742)

OTHER EXPENSE
Interest expense and financing costs	(127,156)	(100,340)	(4,034,110)	(232,135)	(9,303,038)
Convertible debenture financing cost	-	-	-	-	(3,136,214)
Loss on conversion of debt	-	-	-	-	(88,839)
Change in fair value of warrant and accrued derivative liabilities	829,697	-	6,257,188	-	6,099,667

TOTAL OTHER EXPENSE	702,541	(100,340)	2,223,078	(232,135)	(6,428,424)

NET LOSS	(203,402)	(3,746,502)	(766,784)	(5,348,854)	(40,401,166)

PREFERRED STOCK DIVIDENDS	-	9,375	-	28,125	1,110,000

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(203,402)	$(3,755,877)	$(766,784)	$(5,376,979)	(41,511,166)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.12)	$(0.02)	$(0.18)	(1.75)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	43,232,722	31,551,496	41,105,601	29,663,903	23,674,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From November 21, 2000 (inception) to September 30, 2007

					Deficit
					accumulated	Total
			Additional		during the	stockholders'
	Common stock		paid-in	Prepaid	development	equity
	Shares	Amount	capital	Expenses	stage	(deficit)

Balance at inception (November 21, 2000)	-	$-	$-	$-	$-	$-
Issuance of founder’s shares in exchange for property and equipment	16,300,000	16,300	-	-	-	16,300
Issuance of common stock for cash - November 2000 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for cash - December 2000 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for cash - February 2001 @ $1.00	12,000	12	11,988	-	-	12,000
Issuance of common stock for cash -
March 2001 @ $1.00	125,000	125	124,875	-	-	125,000
Issuance of common stock for services - March 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Contributed capital	-	-	62,681	-	-	62,681
Net loss for the period from inception						-
(November 21, 2000) to March 31, 2001	-	-	-	-	(223,416)	(223,416)

Balance at March 31, 2001, as restated	16,492,000	16,492	254,489	-	(223,416)	47,565

Issuance of common stock for cash - April 2001 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for telephone equipment - April 2001 @ $1.00	6,750	7	6,743	-	-	6,750
Issuance of common stock for cash - May 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of common stock for website development - May 2001 @ $1.00	17,000	17	16,983	-	-	17,000
Issuance of common stock for legal services - May 2001 @ $1.00	1,000	1	999	-	-	1,000
Issuance of common stock for cash - June 2001 @ $1.00	23,500	24	23,476	-	-	23,500
Issuance of common stock for cash - July 2001 @ $1.00	20,000	20	19,980	-	-	20,000
Issuance of common stock for cash - August 2001 @ $1.00	25,000	25	24,975	-	-	25,000
Issuance of common stock for services, related party -
September 2001 @ $1.00	65,858	66	65,792	-	-	65,858
Issuance of common stock for cash - September 2001 @ $1.00	15,000	15	14,985	-	-	15,000
Issuance of common stock for services - September 2001 @ $1.00	11,000	11	10,989	-	-	11,000
Issuance of stock options for services - September 2001	-	-	32,000	-	-	32,000
Issuance of common stock for cash - October 2001 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - December 2001 @ $1.00	30,000	30	29,970	-	-	30,000
Issuance of common stock for services - December 31, 2001 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for services, related party -
December 2001 @ $1.00	117,500	118	117,382	-	-	117,500
Issuance of common stock for prepaid advertising -
December 2001 @ $1.00	15,600	15	15,585	-	-	15,600
Issuance of common stock for property and equipment -
January 2002 @ $3.00	1,000	1	2,999	-	-	3,000
Issuance of common stock for services, related party -
January 2002 @ $1.00	33,000	33	32,967	-	-	33,000
Issuance of common stock for cash - February 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for cash - March 2002 @ $2.00	12,500	12	24,988	-	-	25,000
Contributed capital	-	-	211,269	-	-	211,269
Deferred compensation	-	-	-	(60,108)	-	(60,108)
Net loss	-	-	-	-	(1,144,249)	(1,144,249)

Balance at March 31, 2002, as restated	16,965,708	16,966	1,005,492	(60,108)	(1,367,665)	(405,315)

Issuance of common stock for services - April 2002 @ $2.00	3,000	3	5,997	-	-	6,000

(Continued)

Issuance of common stock for cash - April 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - April 2002 @ $2.00	17,500	17	34,983	-	-	35,000
Issuance of common stock for cash - May 2002 @ $1.00	10,000	10	9,990	-	-	10,000
Issuance of common stock for cash - May 2002 @ $2.00	16,000	16	31,984	-	-	32,000
Issuance of stock options for services - May 2002	-	-	350,000	-	-	350,000
Contributed capital - bonus expense	-	-	50,000	-	-	50,000
Issuance of common stock for cash - June 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - June 2002 @ $2.00	5,000	5	9,995	-	-	10,000
Issuance of common stock for cash - July 2002 @ $1.00	5,000	5	4,995	-	-	5,000
Issuance of common stock for cash - August 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of common stock for cash - September 2002 @ $2.00	10,000	10	19,990	-	-	20,000
Issuance of stock options below fair market value - November 2002	-	-	250,000	(250,000)	-	-
Issuance of common stock for conversion of note -
December 2002 @ 2.00	50,000	50	99,950	-	-	100,000
Issuance of common stock for cash - December 2002 @ $2.00	20,000	20	39,980	-	-	40,000
Issuance of common stock for services - December 2002 @ $2.00	15,000	15	29,985	-	-	30,000
Issuance of common stock for patents - December 2002 @ $2.00	2,000,000	2,000	1,285,917	-	-	1,287,917
Contributed capital			292,718	-	-	292,718
Issuance of common stock for exercise of options - December 2002	574,000	574	574,028	-	-	574,602
Deferred compensation				60,108		60,108
Contributed capital			5,000	-	-	5,000
Issuance of common stock for services - January 2003			25,000	-	-	25,000
Issuance of common stock for cash February 2003 @ $2.00	11,500	12	22,988	-	-	23,000
Issuance of common stock for cash March 2003 @ $2.00	5,000	5	9,995	-	-	10,000
Deferred compensation				54,000	-	54,000
Net loss				-	(2,148,008)	(2,148,008)

Balance at March 31, 2003, as restated	19,732,708	19,733	4,193,962	(196,000)	(3,515,673)	502,022

Issuance of common stock for cash April 2003 @ $2.00	70,000	70	139,930	-	-	140,000
Issuance of common stock for cash May 2003 @ $2.00	30,000	30	59,970	-	-	60,000
Acquisition by Biogentech Corp of ("Togs for Tykes")	1,032,000	1,032	(101,032)	-	-	(100,000)
Issuance of common stock for penalties January 2004 @ $2.80	135,000	135	377,865	-	-	378,000
Issuance of common stock for services February 2004 @ $2.20	100,000	100	219,900	-	-	220,000
Issuance of common stock for services February 2004 @ $1.85	20,000	20	36,980	-	-	37,000
Value of beneficial converstion feature of convertible
debenture issued in September 2003			346,870	-	-	346,870
Fair value allocated to warrant liability for detachable
warrants issued with preferred stock			(181,849)	-	-	(181,849)
Dividend on preferred stock			885,000	-	(885,000)	-
Deferred compensation				196,000	-	196,000
Net loss				-	(5,703,639)	(5,703,639)

Balance at March 31, 2004	21,119,708	21,120	5,977,596	-	(10,104,312)	(4,105,596)

Issuance of common stock for penalties May 2004 @ $1.85	170,000	170	314,330	-	-	314,500
Issuance of common stock for services June 2004 @ $1.75	10,000	10	17,490	-	-	17,500
Issuance of common stock for conversion of debt June 2004 @ $1.60	371,317	371	593,736	-	-	594,107
Issuance of common stock for services July 2004 @ $1.35	7,489	8	10,101			10,109
Issuance of common stock for services July 2004 @ $1.10	75,000	75	82,425			82,500
Issuance of common stock for services August 2004 @ $0.75	100,000	100	74,900			75,000
Conversion of debt to common stock September 2004 @ 2.22	857,143	857	1,902,000			1,902,857
Issuance of common stock for services October 2004 @ $2.20	4,758	5	10,463			10,468
Issuance of common stock for services October 2004 @ $2.55	375,000	375	955,875			956,250
Issuance of common stock for services December 2004 @ $1.45	5,000	5	7,245			7,250
Issuance of common stock for services December 2004 @ $1.30	63,676	63	82,715			82,778
Issuance of common stock for services January 2005 @ $1.05	1,250	1	1,312			1,313

(Continued)

Issuance of common stock for services January 2005 @ $1.18	75,000	75	88,425			88,500
Issuance of common stock for services February 2005 @ $1.10	155,000	155	170,345			170,500
Issuance of common stock for services February 2005 @ $1.06	100,000	100	105,900			106,000
Issuance of common stock for services February 2005 @ $0.95	30,000	30	28,470			28,500
Issuance of common stock for services February 2005 @ $1.05	80,628	81	84,578			84,659
Issuance of common stock for services February 2005 @ $1.00	467,159	467	466,692			467,159
Issuance of common stock for services February 2005 @ $0.96	350,000	350	335,650			336,000
Issuance of common stock for financing costs March 2005 @ $0.81	50,000	50	40,450			40,500
Issuance of common stock for services March 2005 @ $0.80	5,000	5	3,995			4,000
Issuance of common stock for services March 2005 @ $0.75	120,000	120	89,880			90,000
Issuance of common stock for services March 2005 @ $0.68	37,500	38	25,462			25,500

Fair value of warrants issued to consultants			553,715			553,715
						-
Net loss					(8,101,014)	(8,101,014)

Balance at March 31, 2005	24,630,628	24,631	12,023,750	-	(18,205,326)	(6,156,945)

Cancelation of common stock previously issued	(105,000)	(105)	(113,895)			(114,000)
Issuance of common stock for services April 2005 @ $0.59	100,000	100	58,900			59,000
Issuance of common stock for services April 2005 @ $0.62	162,500	162	100,587			100,749
Issuance of common stock for services May 2005 @ $0.60	39,836	40	23,862			23,902
Issuance of common stock for services June 2005 @ $0.65	110,000	110	71,390			71,500
Issuance of common stock for services June 2005 @ $0.45	200,000	200	89,800			90,000
Issuance of common stock for services July 2005 @ $0.60	10,000	10	5,990			6,000
Issuance of common stock for services July 2005 @ $0.61	125,000	125	76,125			76,250
Issuance of common stock for interest July 2005 @ $0.61	50,000	50	30,450			30,500
Cancelation of common stock previously issued	(150,000)	(150)	(143,850)			(144,000)
Issuance of common stock for services August 2005 @ $0.48	100,000	100	47,900			48,000
Issuance of common stock for services September 2005 @ $0.50	30,000	30	14,970			15,000
Issuance of common stock for services September 2005 @ $0.42	50,000	50	20,950			21,000
Issuance of common stock for services September 2005 @ $0.50	75,000	75	37,425			37,500
Issuance of common stock for services October 2005 @ $0.53	220,000	220	115,280	(58,750)		56,750
Issuance of common stock for prepaid interest October 2005 @ $0.58	125,000	125	72,375	(72,500)		-
Issuance of common stock for conversion of debt October 2005 @ $1.75	150,000	150	262,350			262,500
Issuance of common stock for services November 2005 @ $0.78	822,706	823	644,847	(26,700)		618,970
Issuance of common stock for services January 2006 @ $1.54	335,000	335	515,165	(119,500)		396,000
Issuance of common stock for services February 2006 @ $1.42	62,000	62	87,738			87,800
Issuance of common stock for services March 2006 @ $1.58	121,467	121	192,237			192,358
Issuance of common stock for conversion of notes payable and
accrued interest March 2006	105,250	105	173,557			173,662
Cancelation of common stock previously issued	(3,000)	(3)	(4,797)			(4,800)

Amortization of prepaid expenses				112,025		112,025
Value of warrants issued with debt			131,365			131,365
Repricing of warrants			301,155			301,155
Amortization of fair value of warrants issued to consultants			1,541,628			1,541,628
						-
Net loss					(6,603,454)	(6,603,454)

Balance at March 31, 2006	27,366,387	27,366	16,377,254	(165,425)	(24,808,780)	(8,569,585)

Issuance of common stock for converstion of note payable and
accrued interest April 2006	27,200	27	51,109			51,136
Issuance of common stock for services April 2006 @ $1.46	115,000	115	167,835			167,950

(Continued)

Issuance of common stock for cashless exercise of warrants	192,997	193	(193)			-
Issuance of common stock for services May 2006 @ $1.37	150,000	150	204,450	(165,600)		39,000
Issuance of common stock for conversion of accounts payable
May 2006 @ $1.28	111,416	112	142,501			142,613
Issuance of common stock for conversion of preferred stock
July 2006 @ $2.12	208,333	208	442,292			442,500
Issuance of common stock for conversion of related party debt
July 2006 @ $1.30	3,995,806	3,996	5,190,558			5,194,554
Issuance of common stock for services July 2006 @ $0.99	30,000	30	29,820	(14,850)		15,000
Issuance of common stock for conversion of convertible note debt
July 2006 @ $1.01	200,000	200	201,800			202,000
Issuance of common stock for services August 2006 @ $0.97	20,000	20	19,380			19,400
Issuance of common stock for services September 2006 @ $0.92	156,000	156	143,684	(94,000)		49,840
Issuance of common stock for cash September 2006 @ $0.50	400,000	400	199,600			200,000
Issuance of common stock for services October 2006 @ $0.99	360,000	360	356,440			356,800
Issuance of common stock for cash October 2006 @ $0.50	1,150,000	1,150	573,850			575,000
Issuance of common stock for services November 2006 @ $0.93	1,163,695	1,164	1,081,846			1,083,010
Issuance of common stock for cash December 2006 @ $0.50	50,000	50	24,950			25,000
Issuance of common stock for converion of note payable
and accrued interest February 2007 @ $0.85	127,838	128	108,534			108,662
Issuance of common stock for conversion of preferred stock
March 2007 @ $2.12	208,334	208	442,292			442,500
Issuance of common stock for conversion of convertible debenture
March 2007 @ $0.76	33,025	33	24,967			25,000
Issuance of common stock for services March 2007 @ $0.80	225,000	225	179,775			180,000
Payment of equity offering costs			(57,500)			(57,500)
Amortization of prepaid expenses				419,118		419,118
Value of warrants issued with debt			112,533			112,533
Fair value of vested stock options issued to employees			1,567,579			1,567,579
Fair value of warrants issued for extension of debt			15,307			15,307
Amortization of fair value of warrants issued to consultants			961,818			961,818
Value of re-priced warrants			1,599			1,599
Value of warrants transferred to liability			(3,545,880)			(3,545,880)

						-
Net loss					(15,710,602)	(15,710,602)

Balance at March 31,2007	36,291,031	$36,291	$25,018,200	$(20,757)	$(40,519,382)	$(15,485,648)

Issuance of common stock for conversion of convertible debenture,
April 2007 @ $0.68	767,319	768	524,232			525,000
Issuance of common stock for conversion of accounts payable,
April 2007 @ $0.98	343,184	343	334,077			334,420
Issuance of common stock for conversion of note payable of $600,000,
April 2007 @ $2.00	300,000	300	599,700.00			600,000
Issuance of common stock for exercise of warrants, April 2007, $0.75	1,333,333	1,333	998,667.00			1,000,000
Issuance of common stock for services, April 2007 @ $1.18	450,000	450	530,050			530,500
Issuance of common stock for services, May 2007 @ $1.10	67,896	67	74,618			74,685
Issuance of common stock for services, June 2007 @ $0.36	737,500	738	267,013			267,751
Issuance of common stock for conversion of convertible debenture,
July 2007 @ $0.11	1,524,664	1,525	168,475			170,000
Issuance of common stock for conversion of convertible debenture,
July 2007 @ $0.11	1,748,879	1,749	193,251			195,000
Issuance of common stock for services July 2007 @ $0.14	250,000	250	34,750			35,000
Issuance of common stock for conversion of convertible debenture,
September 2007 @ $0.05	2,113,208	2,113	109,887			112,000
Fair value of vested stock options issued to employees			957,790			957,790
Amortization of prepaid expenses				18,175		18,175
Net loss					$(766,784)	(766,784)

Balance at September 30,2007 - unaudited	45,927,014	45,927	29,810,710	(2,582)	(41,286,166)	(11,432,111)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative from
			November 21,
	Six Months ended		2000 (inception)
	September 30,	September 30,	to September 30,
	2007	2006	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766,784)	$(5,348,854)	$(40,401,166)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	27,567	31,277	616,972
Common stock issued for services	795,936	291,190	7,553,259
Common stock issued for penalty	112,000	-	804,500
Common stock issued for financing costs	-	-	115,743
Change in value of warrant and accrued derivative liabilities	(6,257,188)	-	(6,099,667)
Amortization of debt issue costs	368,878	51,101	526,572
Exercise of stock options for services	-	-	26,960
Amortization of discounts on notes	3,364,770	-	4,633,918
Issuance of stock options/warrants for services/debt extension	-	719,467	3,639,296
Capital contribution - bonus (related party)	-	-	50,000
Amortization of prepaid expenses	18,175	213,340	564,918
Amortization of deferred compensation	-	-	250,000
Discount on common stock issued for settlement of debt	-	-	50,000
Impairment expense	-	-	2,331,522
Re-pricing of warrants	-	-	302,754
Value of vested stock options issued to employees	957,790	590,592	2,525,369
Non-cash financing costs	-	-	3,136,214
Changes in assets and liabilities:			-
Prepaid expenses and other assets	12,039	(28,311)	-
Inventory	-	-	6,250
Deposits	-	-	27,454
Accounts payable	146,138	139,969	1,309,507
Accrued expenses	51,365	137,580	1,811,401
Accrued clinical trial costs	(653,502)	1,004,032	591,229
Accrued legal settlement	110,057	-	1,710,057
Accrued salaries	223,620	830,596	223,297
Amounts due to related parties	-	215,574	2,043,481

Net cash used in operating activities	(1,489,139)	(1,152,447)	(11,650,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(89,272)
Increase in patent costs	-	(48,124)	(72,835)
Increase in acquisition deposits	-	-	(2,220,000)
Increase in other deposits	-	-	(40,000)
Increase in capitalized website	-	-	(18,097)

Net cash used in investing activities	-	(48,124)	(2,440,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	-	-	-
Payment on contract	-	-	(161,000)
Proceeds from advances - related party	-	-	4,581,449
Proceeds from advances from stockholders	-	-	310,000
Proceeds from issuance of notes payable	-	550,000	2,015,000
Proceeds from sale of common stock	-	200,000	1,606,500
Payment of equity offering costs	-	-	(57,500)
Proceeds from sale of preferred stock	-	-	885,000
Proceeds from convertible debenture	100,000	-	4,650,000
Proceeds from exercise of warrants	1,000,000	-	1,000,000
Capital contribution	-	-	571,668
Payment of debt issue costs	-	-	(498,500)
Payments on advances from stockholders	-	(10,000)	(60,000)
Payments on notes payable	-	-	(350,000)
Payments on advances - related party	-		(402,129)

Net cash provided by (used in) financing activities	1,100,000	740,000	14,090,488

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(389,139)	(460,571)	124

CASH AND CASH EQUIVALENTS, Beginning of period	389,263	526,691	-

CASH AND CASH EQUIVALENTS, End of period	$124	$66,120	$124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$71,617
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common shares issued for conversion of debt	$1,602,000	$5,396,554	$7,183,352
Common shares issued for settlement of debt	$324,420	$-	$5,905,772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2007 included in the Company’s Annual Report on Form 10-KSB. The results of the six months ended September, 30, 2007 are not necessarily indicative of the results to be expected for the full year ending March 31, 2008.

Going Concern and Bankruptcy

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $766,784 for the six months ended September, 30, 2007, and as of September, 30, 2007, the Company had a working capital deficit of $12,027,137 and a stockholder deficit of $11,432,111,. In addition, as of September, 30, 2007, the Company has not developed a substantial source of revenue.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

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

On October 12, 2007, the Company filed its petition with the Bankruptcy Court for the matter to proceed as a Chapter 11 proceeding, which means that instead of liquidation the Company would be seeking approval from the Bankruptcy Court to effectuate a reorganization of the Company. If accepted, this would allow the Company to continue operating under supervision of the Bankruptcy Court. There is no guarantee that the Bankruptcy Court will allow the Company to proceed under Chapter 11 and not order liquidation. Moreover, since the right to proceed under Chapter 11 is subject to many contingencies and required approvals, there is no guarantee that even if the Bankruptcy Court allows the Company to proceed under Chapter 11 that the Company’s plan of reorganization will be approved. In the event the Company’s plan of reorganization is not approved, the Company may still face liquidation and dissolution.

The Company’s Board of Directors approved the Chapter 11 request as it hopes that proceeding under Chapter 11 will allow the Company to attempt to raise operating capital through either equity or debt financing. Such financing will be crucial in allowing the Company to reorganize its affairs. There is no guarantee that the Company will be permitted to proceed under Chapter 11 and, further, there is no guarantee that the Company will be successful in raising equity and/or debt financing sufficient to reorganize its affairs.  If the Company is not able to successfully contest the petition or successfully file and finance a Chapter 11, the Company will likely be forced to liquidate and cease operations.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

The Bankruptcy Court has jurisdiction over the Company’s business and affairs as a result of this Chapter 11 election.  On November 19, 2007, the Court ordered the conversion from a Chapter 7 case to a Chapter 11 case..

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

Debt Issuance Costs

The Company had capitalized fees and expenses associated with the issuance of its convertible debentures as debt issuance costs, which were being amortized over the term of the convertible debentures.  Cornell Capital Partners declared an event of default regarding the convertible debentures; therefore, the Company accelerated the amortization of the debt issuance costs, and recorded an expense of $368,878 for the six months ended September, 30, 2007.

Patent Costs

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004.  Amortization expense related to these patents for the six months ended September, 30, 2007 and 2006 was $26,466 and $31,277, respectively. Projected amortization expense approximates $53,000, $53,000, $53,000, $53,000 and $53,000, respectively, for each of the five years ended March 31, 2012. The weighted-average life of the remaining patents is approximately 11.5 years.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

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

As a result of adopting SFAS No. 123R, the Company recognized $957,790 and $590,592 in share-based compensation expense for the six months ended September, 30, 2007 and 2006.  The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.02 and $0.02 per share for the six months ended September, 30, 2007 and 2006, respectively.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006: risk-free interest rate of 4.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 188%; and a weighted average expected life of the option of 5 years.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share.  "Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The Company has excluded all outstanding options, warrants, and convertible note payable and preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive.  As of September, 30, 2007 and 2006, the Company has approximately 16,263,780 and 11,192,600 common stock equivalents, respectively.  In addition, as of September, 30, 2007, 40,763,889 shares of common stock are issuable upon the conversion of the convertible note payable and convertible debentures.

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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

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

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at September, 30, 2007 consisted of the following:

Furniture and fixtures	$73,203
Office equipment	42,120
115,323
Less accumulated depreciation and amortization	(113,392)
$1,931

Depreciation expense for the six months ended September, 30, 2007 and 2006 was $748 and $3,992, respectively.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 3 - ACCRUED LEGAL SETTLEMENTS

Gryphon Master Fund LP

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000. The settlement agreement requires the Company to pay a maximum of $1,600,000 which will be reduced to $1,400,000 if the Company is able to pay the judgment on or before October 1, 2006. Full repayment is due under the settlement agreement on or before April 1, 2007. The settlement agreement also provides for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provides for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.  During the year ended March 31, 2007, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company's common stock and converted a total of $885,000 worth of preferred stock into 416,667 shares of the Company's common stock.  During the six months ended September, 30, 2007 the Company issued 300,000 shares of its common stock for the conversion of this $600,000 convertible note payable.

As of September, 30, 2007, the full $1,600,000 was still due under the settlement agreement. (Refer to Note 1).  Also as a result of non-payment on this settlement amount, the Company has accrued interest of $110,057 on the unpaid balance per the terms of the settlement agreement.

NOTE 4 - PROMISSORY NOTES

In June 2005, the Company converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005.  During the three months ended March 31, 2006 and June 30, 2006, respectively, the Company converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of the Company's common stock.  At September, 30, 2007, $46,813 of these notes was still outstanding.

NOTE 5 - NOTES PAYABLE

In August 2006, the Company issued a note payable to MDC Enterprises Ltd. in the amount of $250,000 that accrues interest at 40% per annum and is due on December 29, 2006. In addition, the Company also issued to MDC Enterprises Ltd. a warrant to purchase 150,000 shares of the Company's common stock for $0.75 per shares.  In January 2007, the Company repaid $150,000 of this note leaving a balance due at September, 30, 2007 of $100,000.

In September 2006, the Company issued a note payable in the amount of $50,000 to an investor.  The note bears interest at 10% per annum and is payable upon demand.  This note is outstanding at September, 30, 2007.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Gryphon Master Fund, LP (See Note 3)

In September 2003, the Company sold a $600,000, six-year, 8% convertible note payable to Gryphon Master Fund, LP, which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share.  During the six months ended September, 30, 2007 the Company issued 300,000 shares of its common stock for the conversion of this $600,000 convertible note payable.

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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

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

At September, 30, 2007, the fair value of the warrant and derivative liabilities were $670,398 and $3,999,798, respectively.  During the six months ended September, 30, 2007, the Company recorded income of $6,257,188 as a result of adjusting the warrant and derivative liabilities to fair value.

In April, 2007, Cornell Capital converted $525,000 into 767,319 shares at an exercise price of $0.68.  On July 23, 2007, the Company received a notice of default from Cornell Capital with regard to the convertible debentures. Therefore, the Company has accelerated the amortized the remaining debt issuance costs and debt discount during the six months ended September, 30, 2007 which resulted in a charge to earnings of $3,692,316.

On July 12, 2007, the Company issued 1,524,664 shares to Cornell pursuant to the conversion of convertible debentures in the amount of $170,000.  On July 19, 2007, the Company issued 1,748,879 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $195,000. On September 27, 2007, the Company issued 2,113,208 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $112,000.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

Mark Gostine

On July 27, 2007, the Company issued a convertible debenture to Mark Gostine in the amount of $100,000 that accrues interest at 12% per annum and is due on July 27, 2008. In addition, the Company will issue to Mark Gostine 350,000 shares of the Company's common stock as interest and fees.

The fair value of these shares is $49,000 and has been recorded as a discount on the convertible debenture and is being amortized over the term of the debenture. During the six month ended September, 30, 2007, the Company amortized $8,072 of the discount to interest expense. At September, 30, 2007, the balance of the debenture is shown as $59,702, net of unamortized discount of $40,298 in the consolidated balance sheet.

NOTE 7 - SENIOR DEBENTURE

On October 26, 2005, the Company issued a senior debenture to the Brad Chisick Trust in the amount of $250,000 that accrues interest at 10% per annum and is due on October 26, 2007. This senior debenture has currently not been repaid.  In addition, the Company also issued to the Brad Chisick Trust a warrant to purchase 500,000 shares of the Company's common stock for $1.75 per shares.

The fair value of these warrants totaling $276,827 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 194%, (3) risk free interest of 4.50% and (4) dividend rate of 0%. The face amount of the senior debenture of $250,000 was proportionately allocated to the senior debenture and the warrants in the amount of $118,635 and $131,365, respectively. The amount allocated to the warrants of $131,365 was recorded as a discount on the senior debenture and is being amortized over the term of the debenture. During the six month ended September, 30, 2007, the Company amortized $32,631 of the discount to interest expense. At September, 30, 2007, the balance of the debenture is shown as $245,021, net of unamortized discount of $4,979 in the consolidated balance sheet. In addition, on October 26, 2005, the Company issued to the Brad Chisick Trust 125,000 shares of its common stock valued at $72,500 as pre-payment of the accrued interest on this senior debenture.  The prepaid interest will be amortized to interest expense over the two year term of the senior debenture.

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock.

On July 12, 2007, the Company issued 1,524,664 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $170,000.  On July 19, 2007 the Company issued 1,748,879 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $195,000.  The Company issued 250,000 shares to investor relations on July 27, 2007.  On September 27, 2007, the Company issued 2,113,208 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $112,000.

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

Transactions under the Plans during the period ended September, 30, 2007 are summarized as follows:

	Options Outstanding	Weighted Average Exercise	Aggregate Intrinsic Value
Outstanding, March 31, 2007	6,141,667	$1.58	$-
Granted
Forfeited/Canceled / Expired	(1,500,000)	$1.80
Outstanding, September, 30, 2007	4,641,667	$1.51	$-

The weighted average remaining contractual life of options outstanding is 8.52 years at September, 30, 2007.  The number of vested options at September, 30, 2007 is 3,453,922.  The exercise prices for the options outstanding at September, 30, 2007 are as follows:

Number of Options	Exercise Price
175,000	$1.00
2,800,000	$1.40
1,666,667	$1.75
4,641,667

The total expense for the options vested during the six months ended September 30, 2007 was $957,790.  The value of the unvested options was $2,019,004 as of September 30, 2007.

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

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

The following table summarizes the warrants outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2007	12,955,446	$1.67	$1,435,630
Granted	-	-	-
Forfeited/Canceled	-	-	-
Exercised	(1,333,333)	$0.75
Outstanding, September, 30, 2007	11,622,113	$1.17	$10,500

The weighted average remaining contractual life of warrants outstanding is 3.19 years at September, 30, 2007.  The number of vested warrants at September, 30, 2007 is 11,622,113.  The exercise prices for the warrants outstanding at September, 30, 2007 are as follows:

Number of Warrants	Exercise Price
150,000	$0.01
4,597,292	$0.75
1,205,400	$0.83
2,860,154	$1,00
3,942,600	$1.75
200,000	$2.00
11,622,113

NOTE 9 – LITIGATION

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

COBALIS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
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

NOTE 10 – SUBSEQUENT EVENTS

On October 12, 2007, the Company filed its petition with the Bankruptcy Court for the matter to proceed as a Chapter 11 proceeding, which means that instead of liquidation the Company would be seeking approval from the Bankruptcy Court to effectuate a reorganization of the Company. If accepted, this would allow the Company to continue operating under supervision of the Bankruptcy Court.

The Company’s Board of Directors approved the Chapter 11 request as it hopes that proceeding under Chapter 11 will allow the Company to attempt to raise operating capital through either equity or debt financing. Such financing will be crucial in allowing the Company to reorganize its affairs. There is no guarantee that the Company will be permitted to proceed under Chapter 11 and, further, there is no guarantee that the Company will be successful in raising equity and/or debt financing sufficient to reorganize its affairs.  If the Company is not able to successfully contest the petition or successfully file and finance a Chapter 11, the Company will likely be forced to liquidate and cease operations.

The Bankruptcy Court has jurisdiction over the Company’s business and affairs as a result of this Chapter 11 election.  On November 19, 2007, the Court ordered the conversion from a Chapter 7 case to a Chapter 11 case.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern.  We incurred a net loss of $766,784for the six months ended September, 30, 2007 and as of September, 30, 2007; we had a working capital deficit of $12,027,137 and a stockholder deficit of $11,432,111. In addition, as of September, 30, 2007, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

On October 12, 2007, we filed our petition with the Bankruptcy Court for the matter to proceed as a Chapter 11 proceeding, which means that instead of our liquidation would be seeking approval from the Bankruptcy Court to effectuate our reorganization. If accepted, this would allow us to continue operating under supervision of the Bankruptcy Court. There is no guarantee that the Bankruptcy Court will allow us to proceed under Chapter 11 and not order liquidation. Moreover, since the right to proceed under Chapter 11 is subject to many contingencies and required approvals, there is no guarantee that even if the Bankruptcy Court allows us to proceed under Chapter 11 that our plan of reorganization will be approved. In the event our plan of reorganization is not approved, we may still face liquidation and dissolution.

Our Board of Directors approved the Chapter 11 request as we hope that proceeding under Chapter 11 will allow us to attempt to raise operating capital through either equity or debt financing. Such financing will be crucial in allowing us to reorganize our affairs. There is no guarantee that we will be permitted to proceed under Chapter 11 and, further, there is no guarantee that we will be successful in raising equity and/or debt financing sufficient to reorganize its affairs.  If we are not able to successfully contest the petition or successfully file and finance a Chapter 11, we will likely be forced to liquidate and cease operations.

The Bankruptcy Court has jurisdiction over our business and affairs as a result of this Chapter 11 election.  On November 19, 2007, the Court ordered the conversion from a Chapter 7 case to a Chapter 11 case..

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $124 and prepaid expenses and other current assets of $12,546 at September, 30, 2007.  Our total current assets at September, 30, 2007 were $12,670. We also had the following long term assets: $1,931 in property and equipment, net; $532 in net website development costs; net, and $592,563 in patents; net.  Our total assets as of September, 30, 2007 were $607,696.

Our total liabilities were $12,039,807 at September, 30, 2007, which was represented by accounts payable of $424,084; accrued expenses of $830,293; accrued clinical trials costs of $591,229; accrued legal settlements of $1,710,057; accrued salaries of $489,412; warrant liability of $670,398; accrued derivative liability of $3,999,798; promissory notes of $46,813; notes payable of $150,000, senior debenture of $245,021 and convertible debentures of $2,882,702. Our liabilities exceeded our assets by $11,432,111.

In June 2005, we converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005.  During the three months ended March 31, 2006 and June 30, 2006, respectively, we converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of our common stock.  At September, 30, 2007, $46,813 of these notes was still outstanding.

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

Our net cash used by investing activities was $0 and $48,12 for the six months ended September, 30, 2007 and 2006, respectively.

Our net cash provided by financing activities was $1,100,000 for the six months ended September, 30, 2007 compared to net cash used by financing activities of $10,000 for the six months ended September 30, 2006.  The increase is primarily due to the exercise of warrants and the issuance of a convertible debenture.

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

During the six months ended September, 30, 2007, Cornell Capital converted $890,000 of their convertible debt into 4,040,862 shares.  In addition Cornell Capital exercised 1,333,333 Class A Warrants at a stock price of $0.75 for gross proceeds of $1,000,000.

On July 27, 2007, the we issued a convertible debenture to Mark Gostine in the amount of $100,000 that accrues interest at 0% per annum and is due on July 27, 2008. In addition, the Company will issue to Mark Gostine 350,000 shares of the Company's common stock. The fair value of these shares is $49,000 and has been recorded as a discount on the convertible debenture and is being amortized over the term of the debenture.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER, 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues and Cost of Sales.  We had no significant revenues for the three months ended September, 30, 2007 and September 30, 2006 as we are undertaking twin Phase III clinical trials in order to obtain FDA approval of PreHistinTM as an over the counter drug. Our net sales were $0, as were our cost of sales and gross loss for the three months ended September, 30, 2007, as compared net sales of $0 as were our cost of sales and gross loss for the three months ended September 30, 2006.

Operating Expenses.  Our operating expenses for the three months ended September, 30, 2007 were $905,943 compared to $3,646,162 for the three months ended September 30, 2006.  For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts.  For the three months ended September, 30, 2007, this amount was represented by $13,784 in depreciation and amortization; $25,272 in professional fees; $274,646 in salary and wages; $42,738 in rent expense; $0 in marketing and research, $478,925 in stock option expense; and $70,578 in other operating expenses.  This is compared to the three months ended September 30, 2006, where we had $14,515 in depreciation and amortization; $650,769 in professional fees; $918,330 in salary and wages; $37,203 in rent expense; $1,273,555 in marketing and research; $461,684, in stock option expense, and $290,106 in other operating expenses.  Our operating expenses decreased during the three months ended September, 30, 2007 as compared to the three months ended September 30, 2006 principally as a result of an decrease in marketing and research expenses.

Interest expense and financing costs for the three months ended September, 30, 2007 were $127,156 compared to $100,340 for the three months ended September 30, 2006.  The increase is because Cornell Capital called their convertible debenture which resulted in accelerating the amortization of the outstanding debt issuance costs and debt discounts during the period ended September, 30, 2007.

The Company recorded other income of $829,697 and $0 related to the change in fair value of the warrant and derivative liabilities for the three months ended September, 30, 2007 and 2006, respectively.  The change in the fair value in the warrant and accrued derivative liabilities relates to the change in the value of the detachable warrants and beneficial conversion feature issued in connection with the convertible debentures and convertible preferred stock.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER, 30, 2007 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER, 2006

Revenues and Cost of Sales. We had no significant revenues for the six months ended September, 30, 2007 and September 30, 2006 as we are undertaking twin Phase III clinical trials in order to obtain FDA approval of PreHistinTM as an over the counter drug.  Our net sales were $0, as were our cost of sales and gross loss for the six months ended September, 30, 2007, as compared net sales of $0 as were our cost of sales and gross loss for the six months ended September 30, 2006.

Operating Expenses. Our operating expenses for the six months ended September, 30, 2007 were $2,989,862 compared to $5,116,719 for the six months ended September 30, 2006.  For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts.  For the six months ended September, 30, 2007, this amount was represented by $27,567 in depreciation and amortization; $1,174,979 in professional fees; $485,107 in salary and wages; $80,378, in rent expense; $0 in marketing and research, $957,790 in stock option expense; and $264,041 in other operating expenses.  This is compared to the six months ended September 30, 2006, where we had $31,277 in depreciation and amortization; $1,567,674 in professional fees; $1,103,632 in salary and wages; $100,279 in rent expense; $1,299,364 in marketing and research; $590,592 in stock option expense, and $423,901 in other operating expenses.  Our operating expenses decreased during the six months ended September, 30, 2007 as compared to the six months ended September 30, 2006 principally as a result of an decrease due to marketing and research expenses,

Interest expense and financing costs for the six months ended September, 30, 2007 were $4,034,110 compared to $232,135 for the six months ended September, 30, 2006.  The increase is because Cornell Capital called their convertible debenture which resulted in accelerating the amortization of the outstanding debt issuance costs and debt discounts during the period ended September, 30, 2007.

The Company recorded other income of $6,257,188, and $0 related to the change in fair value of the warrant and derivative liabilities for the six months ended September, 30, 2007 and 2006, respectively.  The change in the fair value in the warrant and accrued derivative liabilities relates to the change in the value of the detachable warrants and beneficial conversion feature issued in connection with the convertible debentures and convertible preferred stock.

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

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions.  At September 30, 2007, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows except for the Gryphon litigation and bankruptcy proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September, 30, 2007, we issued 250,000 shares of our unregistered common stock for services rendered.  These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. The securities were issued to our employees, officers, directors, creditors, consultants, advisors, and existing shareholders, who by virtue of those relationships, we believe were familiar with our business, and were able to assess the risks and merits of the investment.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   ther Information

On November 20, 2007, Thomas Stanovich and Gerald Yakatan resigned as a members of the board of directors and Kevin Pickard resigned as Interim Chief Financial Officer

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

COBALIS CORP.

Date: December 20, 2007	By:	/s/ Chaslav Radovich
Chaslav Radovich
Principal Executive Officer, Director

Date: December 20, 2007	By:	/s/ Chaslav Radovich
Chaslav Radovich
President, Secretary

Date: December 20, 2007	By:	/s/ Chaslav Radovich
Chaslav Radovich
Acting Chief Financial Officer, Treasurer