Form 10QSB
period 2007-12-31
Cobalis Corp
filed 2008-03-24
CIK 1166414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-49620
(Commission file number)

COBALIS CORP.
(Exact name of small business issuer as specified in its charter)\

Nevada	91-1868007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

733 Pelican Drive, Laguna Beach, California 92651-4111
 (Address of principal executive offices)

(949) 715-4744
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 2008: 50,865,128 shares of common stock

This Form 10QSB has not been reviewed by our auditor.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No   [X]

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

COBALIS CORP.
Index

PART I.                                                                                        FINANCIAL INFORMATION2

Item 1.     Financial Statements                                                        2

Consolidated Balance Sheet as of December 31, 2007 (unaudited)                              2

Consolidated Statements of Operations for the
three and nine months ended December 31, 2007 and 2006 (unaudited)                            3

Consolidated Statements of Stockholders’ Deficit for the
nine months ended December 31, 2007 (unaudited)                                                                                                      4

Consolidated Statements of Cash Flows for the
three and nine months ended December 31, 2007 and 2006 (unaudited)5
Notes to Consolidated Financial Statements (unaudited)                                                                                                6

Item 2.    Management's Discussion and Analysis or Plan of Operations

Item 3.    Controls and Procedures

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6.Exhibits

SIGNATURES

PART I.                                                                                       FINANCIAL INFORMATION

Item 1.                                                                                                 Financial Statements

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet
December 31,
2007
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$61
Prepaid expenses and other current assets	12,546
TOTAL CURRENT ASSETS	12,607

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $113,766	1,557
WEBSITE DEVELOPMENT COSTS, net of accumulated amortization of $34,252	355
PATENTS, net of accumulated amortization of $374,109	579,330
TOTAL ASSETS	$581,242

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$424,084
Accrued expenses	878,497
Accrued clinical trial costs	591,229
Accrued legal settlements	1,825,557
Accrued salaries	489,412
Warrant liability	541,351
Accrued derivative liability	3,229,865
Promissory notes	654,424
Notes payable	150,000
Senior Debenture, net of discount of $0	250,000
Convertible debenture	2,721,988
TOTAL CURRENT LIABILITIES	11,756,407

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 47,991,445 shares issued and outstanding	47,991
Additional paid-in capital	30,218,924
Prepaid expenses	(2,582)
Deficit accumulated during the development stage	(41,439,498)

TOTAL STOCKHOLDERS' DEFICIT	(11,175,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$581,242

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cobalis Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

					Cumulative from
	Three Months Ended		Nine Months Ended		November 21,
	December 31,	December 31,	December 31,	December 31,	2000 (inception) to
	2007	2006	2007	2006	December 31, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	$-	$-	$-	$-	$5,589

COST OF SALES	-	-	-	-	31,342

GROSS LOSS	-	-	-	-	(25,753)

OPERATING EXPENSES:
Professional fees	25,000	656,601	1,199,979	2,224,275	13,160,838
Salary and wages	4,124	651,607	489,231	1,755,239	5,463,329
Rent expense	36,204	36,003	116,582	136,282	858,826
Marketing and research	-	2,502,389	-	3,801,753	5,553,516
Depreciation and amortization	13,784	16,580	41,351	47,857	630,756
Impairment expense	-	-	-	-	2,331,522
Stock option expense	480,230	469,296	1,438,020	1,059,888	3,005,599
Other operating expenses	34,182	194,443	298,223	618,344	2,616,409
Legal settlements	-	60,000	-	60,000	919,718

TOTAL OPERATING EXPENSES	593,524	4,586,919	3,583,386	9,703,638	34,540,513

LOSS FROM OPERATIONS	(593,524)	(4,586,919)	(3,583,386)	(9,703,638)	(34,566,266)

OTHER EXPENSE
Interest expense and financing costs	(233,788)	(225,639)	(4,267,898)	(457,774)	(9,536,826)
Convertible debenture financing cost	-	(3,065,293)	-	(3,065,293)	(3,136,214)
Loss on conversion of debt	-	-	-	-	(88,839)
Change in fair value of warrant and accrued derivative liabilities	898,980	(93,122)	7,156,168	(93,122)	6,998,647

TOTAL OTHER EXPENSE	665,192	(3,384,054)	2,888,270	(3,616,189)	(5,763,232)

NET INCOME (LOSS)	71,668	(7,970,973)	(695,116)	(13,319,827)	(40,329,498)

PREFERRED STOCK DIVIDENDS	-	9,375	-	37,500	1,110,000

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS	$71,668	$(7,980,348)	$(695,116)	$(13,357,327)	$(41,439,498)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.23)	$(0.02)	$(0.42)	$(1.70)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	47,361,420	34,945,875	45,114,792	31,430,962	24,420,736

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Cobalis Corp. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2007 included in the Company’s Annual Report on Form 10-KSB. The results of the nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year ending March 31, 2008.

Going Concern and Bankruptcy

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss of $593,524 for the nine months ended December 31, 2007, and as of December 31, 2007, the Company had a working capital deficit and a stockholder deficit of $11,175,165. In addition, as of December 31, 2007, the Company has not developed a substantial source of revenue.

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP (“Gryphon”) related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000. Full repayment was due under the settlement agreement on or before April 1, 2007. The Company did not make the payment by April 1, 2007; therefore, the stipulated judgment into which the Company entered with Gryphon provides that Gryphon has the right to enter a judgment of $1.6 million against the Company with the court upon the Company’s default.

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

Debt Issuance Costs

The Company had capitalized fees and expenses associated with the issuance of its convertible debentures as debt issuance costs, which were being amortized over the term of the convertible debentures.  Cornell Capital Partners declared an event of default regarding the convertible debentures; therefore, effective as of September 30, 2007 the Company accelerated the amortization of the debt issuance costs, and recorded an expense of $368,878.

Patent Costs

Patent costs are carried at cost less accumulated amortization, which is calculated on a straight-line basis, over the estimated economic life of the patent.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets (including patent costs) for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  During the year ended March 31, 2004, the Company recognized an impairment expense of $111,522 related to one of its patents as it determined that this patent had no future value based on its assessment of expected future cash flows to be generated by this patent and the results of an independent appraisal done in April 2004.  Amortization expense related to these patents for the nine months ended December 31, 2007 and 2006 was $40,226 and $34,536, respectively. Projected amortization expense approximates $53,000, $53,000, $53,000, $53,000 and $53,000, respectively, for each of the five years ended March 31, 2012. The weighted-average life of the remaining patents is approximately 11.3 years.

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

As a result of adopting SFAS No. 123R, the Company recognized $1,438,020 and $1,059,888 in share-based compensation expense for the nine months ended December 31, 2007 and 2006.  The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.03 and $0.03 per share for the nine months ended December 31, 2007 and 2006, respectively.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2007: risk-free interest rate of 4.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 198%; and a weighted average expected life of the option of 5 years.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share.  "Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.  The Company has excluded all outstanding options, warrants, and convertible note payable and preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive.  As of December 31, 2007 and 2006, the Company has approximately 16,263,780 and 11,192,600 common stock equivalents, respectively.  In addition, as of December 31, 2007, 60,488,622 shares of common stock are issuable upon the conversion of the convertible note payable and convertible debentures.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2007 consisted of the following:

Furniture and fixtures	$73,203
Office equipment	42,120
115,323
Less accumulated depreciation and amortization	(113,766)
$1,557

Depreciation expense for the nine months ended December 31, 2007 and 2006 was $1,125 and $3,992, respectively.

NOTE 3 - ACCRUED LEGAL SETTLEMENTS

Gryphon Master Fund LP

On March 31, 2006, the Company reached a settlement with Gryphon Master Lund LP related to two investments in the Company by Gryphon in September 2003 totaling $1,600,000. The settlement agreement required the Company to pay a maximum of $1,600,000 which was to be reduced to $1,400,000 if the Company was able to pay the judgment on or before October 1, 2006. Full repayment was due under the settlement agreement on or before April 1, 2007. The settlement agreement also provided for Gryphon to convert its two investments (convertible debenture and convertible preferred stock) in the Company totaling $1,600,000 into 716,667 shares of the Company common stock as per the terms of the original investment agreements. In addition the settlement agreement provided for a reduction of the exercise price to $0.01 for the 194,167 warrants currently held by Gryphon.  During the year ended March 31, 2007, Gryphon did a cashless exercise of these warrants and received a total of 192,997 shares of the Company's common stock and converted a total of $885,000 worth of preferred stock into 416,667 shares of the Company's common stock.  During the nine months ended December 31, 2007 the Company issued 300,000 shares of its common stock for the conversion of this $600,000 convertible note payable.

As of December 31, 2007, the full $1,600,000 was still due under the settlement agreement. (Refer to Note 1).  Also as a result of non-payment on this settlement amount, the Company has accrued interest of $150,155 on the unpaid balance per the terms of the settlement agreement.

NOTE 4 - PROMISSORY NOTES

In June 2005, the Company converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005.  During the three months ended March 31, 2006 and June 30, 2006, respectively, the Company converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of the Company's common stock.  At December 31, 2007, $46,813 of these notes was still outstanding.

NOTE 5 - NOTES PAYABLE

In August 2006, the Company issued a note payable to MDC Enterprises Ltd. in the amount of $250,000 that accrues interest at 4% per annum and is due on December 29, 2006. In addition, the Company also issued to MDC Enterprises Ltd. a warrant to purchase 150,000 shares of the Company's common stock for $0.75 per share.  In January 2007, the Company repaid $150,000 of this note leaving a balance due at December 31, 2007 of $100,000.

In September 2006, the Company issued a note payable in the amount of $50,000 to an investor.  The note bears interest at 10% per annum and is payable upon demand.  This note is outstanding at December 31, 2007.

During the quarter ended December 31, 2007 the company issued notes payable in the amount of $52,500 to an investor.  The note bears interest at 10% per annum and is payable upon demand.  This note is outstanding at December 31, 2007.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

Gryphon Master Fund, LP (See Note 3)

In September 2003, the Company sold a $600,000, six-year, 8% convertible note payable to Gryphon Master Fund, LP, which is convertible into shares of the Company's common stock at the initial conversion price of $2.00 per share.  During the nine months ended December 31, 2007 the Company issued 300,000 shares of its common stock for the conversion of this $600,000 convertible note payable.

Cornell Capital Partners, L.P.

On December 20, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. ("Cornell Capital") pursuant to which the Company agreed to issue up to an aggregate principal amount of $3,850,000 of convertible debentures.  Of that amount, $2,500,000 was funded on December 20, 2006.  Two additional closings of $675,000 each were scheduled to occur as follows: the first upon the Company's filing of a registration statement with the Securities and Exchange Commission (“SEC”), and the second upon that registration statement being declared effective by the SEC.  The two additional closing took place on February 22, 2007 and March 16, 2007.

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
$3,205,430

In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction had a fair value of $3,667,558 at December 20, 2006 and are shown as a liability.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 137% and expected term of 1 to 5 years.   The fair value of the derivative liability and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss.

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

At December 31, 2007, the fair value of the warrant and derivative liabilities were $541,351 and $3,229,865, respectively.  During the nine months ended December 31, 2007, the Company recorded income of $7,156,168 as a result of adjusting the warrant and derivative liabilities to fair value.

In April, 2007, Cornell Capital converted $525,000 into 767,319 shares at an exercise price of $0.68.  On July 23, 2007, the Company received a notice of default from Cornell Capital with regard to the convertible debentures. Therefore, the Company accelerated the amortized the remaining debt issuance costs and debt discount during the six months ended September, 30, 2007 which resulted in a charge to earnings of $3,692,316.

On July 12, 2007, the Company issued 1,524,664 shares to Cornell pursuant to the conversion of convertible debentures in the amount of $170,000.  On July 19, 2007, the Company issued 1,748,879 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $195,000. On September 27, 2007, the Company issued 2,113,208 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $112,000.  On October 16, 2007 the Company issued 1,607,143 shares to Cornell pursuant to the conversion of convertible debentures in the amount of $106,174.

Mark Gostine

On July 27, 2007, the Company issued a convertible debenture to Mark Gostine in the amount of $100,000 that accrues interest at 12% per annum and is due on July 27, 2008. In addition, the Company will issue to Mark Gostine 350,000 shares of the Company's common stock as interest and fees.

The fair value of these shares is $49,000 and has been recorded as a discount on the convertible debenture and is being amortized over the term of the debenture. During the nine months ended December 31, 2007, the Company amortized $12,252 of the discount to interest expense. At December 31, 2007, the balance of the debenture is shown as $55,522, net of unamortized discount of $36,118 in the consolidated balance sheet.

NOTE 7 - SENIOR DEBENTURE

On October 26, 2005, the Company issued a senior debenture to the Brad Chisick Trust in the amount of $250,000 that accrues interest at 10% per annum and was due on October 26, 2007. In addition, the Company also issued to the Brad Chisick Trust a warrant to purchase 500,000 shares of the Company's common stock for $1.75 per shares.  As of December 31, 2007 this senior debenture was still outstanding.

The fair value of these warrants totaling $276,827 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 194%, (3) risk free interest of 4.50% and (4) dividend rate of 0%. The face amount of the senior debenture of $250,000 was proportionately allocated to the senior debenture and the warrants in the amount of $118,635 and $131,365, respectively. The amount allocated to the warrants of $131,365 was recorded as a discount on the senior debenture and is being amortized over the term of the debenture. During the nine months ended December 31, 2007, the Company fully amortized the discount to interest expense. At December 31, 2007, the balance of the debenture is shown as $250,000 net of amortization of 0 in the consolidated balance sheet.  In addition, on October 26, 2005, the Company issued to the Brad Chisick Trust 125,000 shares of its common stock valued at $72,500 as pre-payment of the accrued interest on this senior debenture.  The prepaid interest will be amortized to interest expense over the two year term of the senior debenture.

During the year ended March 31, 2007, the Company issued an additional 20,000 warrants to the Brad Chisick Trust as additional consideration for this senior convertible debenture.  The fair value of these warrants totaling $17,840 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 139%, (3) risk free interest of 4.50% and (4) dividend rate of 0%.

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock of which 1,000 have been designated at Convertible Preferred Stock.

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock.

On July 12, 2007, the Company issued 1,524,664 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $170,000.  On July 19, 2007 the Company issued 1,748,879 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $195,000.  The Company issued 250,000 shares to investor relations on July 27, 2007. On September 27, 2007, the Company issued 2,113,208 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $112,000.  On October 15, 2007 the Company issued 1,607,143 shares to Cornell Capital pursuant to the conversion of convertible debentures in the amount of $106,174.

On November 9, 2007 the Company issued 75,000 shares to Brian J. Strickel in compensation of consulting services.

On November 13, 2007 the Company issued 200,000 shares to Leapfrog Capital of New York in compensation for consulting services.

On November 29, 2007 the Company issued 100,000 shares to Kevin Pickard, CPA in compensation for services rendered to the company as interim CFO.

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

Transactions under the Plans during the period ended December 31, 2007 are summarized as follows:

	Options Outstanding	Weighted Average Exercise	Aggregate Intrinsic Value
Outstanding, March 31, 2007	6,141,667	$1.58	$-
Granted
Forfeited/Canceled / Expired	(1,500,000)	$1.80
Outstanding, Dec 3`, 2007	4,641,667	$1.51	$-

The weighted average remaining contractual life of options outstanding is 8.52 years at September, 30, 2007.  The number of vested options at September, 30, 2007 is 3,453,922.  The exercise prices for the options outstanding at September, 30, 2007 are as follows:

Number of Options	Exercise Price
175,000	$1.00
2,800,000	$1.40
1,666,667	$1.75
4,641,667

The total expense for the options vested during the nine months ended December 31, 2007 was $1,438,020.  The value of the unvested options was $2,019,004 as of December 31, 2007.

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

The following table summarizes the warrants outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2007	12,955,446	$1.67	$1,435,630
Granted	-	-	-
Forfeited/Canceled	-	-	-
Exercised	(1,333,333)	$0.75
Outstanding, December 31, 2007	11,622,113	$1.17	$10,500

The weighted average remaining contractual life of warrants outstanding is 3.00 years at December 31, 2007.  The number of vested warrants at December 31, 2007 is 11,622,113.  The exercise prices for the warrants outstanding at September, 30, 2007 are as follows:

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

Noel Marshall. On March 1, 2007, the Company became aware for the first time of the complaint for damages, Case # 07CC03208 filed in Superior Court Orange County California, entitled Noel Marshall v. Cobalis Corp. Chas Radovich, Radul Radovich, Dragica Radovich, R.R. Holdings, Biogentec, Silver Mountain Productions and St. Petka Trust, alleging breach of contract, fraud, constructive trust, money had and received, and account stated (the "Marshall Action"). In the Marshall Action, plaintiff is alleging, among other things, that certain misrepresentations were made with the intent of inducing plaintiff to purchase shares of the Company's common stock.  The Company believes this lawsuit is frivolous and without merit. The Company intends to vigorously defend this matter. As with any litigation, there is no guarantee of a favorable outcome. In August, 2007 a notice of stay was filed, and subsequently the court notified all parties that the action was stayed as to Cobalis only.

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

During the period ending March 24, 2008, the Company issued a total of 2,873,679 shares in conversion of convertible debentures and as compensation for services.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern.  We incurred an operating loss of $593,524 for the nine months ended December 31, 2007 and as of December 31, 2007 we had a working capital deficit of _  and a stockholder deficit of $11,175,165. In addition, as of December 31, 2007, we have not developed a substantial source of revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Our Board of Directors approved the Chapter 11 request as we hope that proceeding under Chapter 11 will allow us to attempt to raise operating capital through either equity or debt financing. Such financing will be crucial in allowing us to reorganize our affairs. There is no guarantee that we will be permitted to proceed under Chapter 11 and, further, there is no guarantee that we will be successful in raising equity and/or debt financing sufficient to reorganize its affairs.  If we are not able to successfully finance a Chapter 11, we will likely be forced to liquidate and cease operations.

The Bankruptcy Court has jurisdiction over our business and affairs as a result of this Chapter 11 election.  Currently, no orders have been entered by the Bankruptcy Court and no receivers or other similar officers have been appointed.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $61 and prepaid expenses and other current assets of $12,546 at December 31, 2007.  Our total current assets at December 31, 2007 were $12,607. We also had the following long term assets: $1,557 in property and equipment, net; $355 in net website development costs, and $579,330 in patents net of amortization of $374,109.  Our total assets as of December 31, 2007 were $581,242.

Our total liabilities were $11,756,407 at December 31, 2007, which was represented by accounts payable of $424,084; accrued expenses of $878,497; accrued clinical trials costs of $591,229; accrued legal settlements of $1,825,557; accrued salaries of $591,229; warrant liability of $541,351; accrued derivative liability of $3,229,865; promissory notes of $654,424; notes payable of $150,000, notes payable to related party of $64,787, senior debenture of $250,000 and convertible notes payable of $2,721,988. Our liabilities exceeded our assets by $11,175,165.

In June 2005, we converted a total of $205,174 of amounts due for clinical trials into nine promissory notes that accrued interest at a rate of 10% per annum and were due on December 27, 2005.  During the three months ended March 31, 2006 and June 30, 2006, respectively, we converted $131,042 and $27,319 of these promissory notes plus accrued interest into 105,250 and 27,200 shares of our common stock.  At December 31, 2007, $46,813 of these notes was still outstanding.

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

During the nine months ended December 31, 2007, Cornell Capital converted $890,000 of their convertible debt into 4,040,862 shares.  In addition Cornell Capital exercised 1,333,333 Class A Warrants at a stock price of $0.75 for gross proceeds of $1,000,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

Revenues and Cost of Sales.  We had no significant revenues for the three months ended December 31, 2007 and December 31, 2006 as we are undertaking twin Phase III clinical trials in order to obtain FDA approval of PreHistinTM as an over the counter drug. Our net sales were $0, as were our cost of sales and gross loss for the three months ended December 31, 2007, as compared net sales of $0 as were our cost of sales and gross loss for the three months ended December 31, 2006.

Operating Expenses.  Our operating expenses for the three months ended December 31, 2007 were $593,524 compared to $4,586,919 for the three months ended December 31, 2006.  For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts.  For the three months ended December 31, 2007, this amount was represented by $13,784 in depreciation and amortization; $25,000 in professional fees; $4,124 in salary and wages; $36,204 in rent expense; $0 in marketing and research, $480,230 in stock option expense; and $34,182 in other operating expenses.  This is compared to the three months ended December 31, 2006, where we had $16,580 in depreciation and amortization; $656,601 in professional fees; $651,607 in salary and wages; $36,003 in rent expense; $2,502,389 in marketing and research; $469,296, in stock option expense, $194,443 in other operating expenses and $60,000 in legal settlements.  Our operating expenses decreased during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 principally as a result of an decrease in marketing and research expenses.

Interest expense and financing costs for the three months ended December 31, 2007 were $233,788 compared to $225,639 for the three months ended December 31, 2006.  The increase is because Cornell Capital called their convertible debenture which resulted in accelerating the amortization of the outstanding debt issuance costs and debt discounts during the period ended December 31, 2007.

The Company recorded other income of $898,980 and $(93,122) related to the change in fair value of the warrant and derivative liabilities for the three months ended December 31, 2007 and 2006, respectively.  The change in the fair value in the warrant and accrued derivative liabilities relates to the change in the value of the detachable warrants and beneficial conversion feature issued in connection with the convertible debentures and convertible preferred stock.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2006

Revenues and Cost of Sales. We had no significant revenues for the six months ended December 31, 2007 and December 31, 2006 as we are undertaking twin Phase III clinical trials in order to obtain FDA approval of PreHistinTM as an over the counter drug.  Our net sales were $0, as were our cost of sales and gross loss for the nine months ended December 31, 2007, as compared net sales of $0 as were our cost of sales and gross loss for the nine months ended December 31, 2006.

Operating Expenses. Our operating expenses for the nine months ended December 31, 2007 were $3,583,386 compared to $9,703,638 for the nine months ended December 31, 2006.  For both periods, we incurred expenses for two major purposes: i) ongoing development of our PreHistinTM product and related product management and ii) general management and fund raising efforts.  For the nine months ended September, 30, 2007, this amount was represented by $41,351 in depreciation and amortization; $1,199,979 in professional fees; $489,231 in salary and wages; $116,582, in rent expense; $0 in marketing and research, $1,438,020 in stock option expense; and $298,223 in other operating expenses.  This is compared to the nine months ended December 31, 2006, where we had $47,857 in depreciation and amortization; $2,224,275 in professional fees; $1,755,239 in salary and wages; $136,282 in rent expense; $3,801,753 in marketing and research; $1,059,888 in stock option expense, and $678,344 in other operating expenses.  Our operating expenses decreased during the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006 principally as a result of an decrease due to marketing and research expenses,

The Company recorded other income of $7,156,168, and $(93,122) related to the change in fair value of the warrant and derivative liabilities for the nine months ended December 31, 2007 and 2006, respectively.  The change in the fair value in the warrant and accrued derivative liabilities relates to the change in the value of the detachable warrants and beneficial conversion feature issued in connection with the convertible debentures and convertible preferred stock.

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

COBALIS CORP.

Date: March 24, 2008	By:	/s/ Chaslav Radovich
Chaslav Radovich
Principal Executive Officer, Director

Date: March 24, 2008	By:	/s/ Chaslav Radovich
Chaslav Radovich
President, Secretary

Date: March 24, 2008	Chaslav Radovich
Chief Financial Officer, Treasurer